Form 10-Q
period 2001-06-30
FBI FRESH BURGERS INTERNATIONAL
filed 2001-08-07
CIK 1123648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: June 30, 2001

                                       OR

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  333-46160

                        FBI FRESH BURGERS INTERNATIONAL
             (Exact name of registrant as specified in its charter)

      California                                             91-2021594
(State of incorporation)                                (I.R.S. Employer I.D.)



                           827 State Street, Suite 14
                           Santa Barbara, CA 93101
                           (805) 560-1308 (PHONE)
                           (805) 560-3608 (FAX)

         (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of June 30, 2001, the Registrant had a total of 2,074,400 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                        FBI FRESH BURGERS INTERNATIONAL
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                              June 30,       June 30,
                                                              2000           2001
                                                              --------       --------


Assets: ............................................          $              $  -
                                                              =======        ========
Liabilities - Accounts Payable .....................          $              $  --
                                                              -------        --------
Stockholders' Equity:
 common stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares and 2,075,400 respectively         1,950          2,075
  Paid-In Capital ..................................                           --
  Deficit accumulated during development stage                (1,950)        (2,075)
                                                              -------        --------
     Total Stockholders' Equity ....................                           -
                                                              -------        --------
     Total Liabilities and

       Stockholders' Equity ........................          $                -
                                                              =======        ========

    The accompanying notes are an integral part of these financial statements.


                          FBI FRESH BURGERS INTERNATIONAL
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                       For the period
                                       ended June 30, 2000     June 30, 2001
                                       -------------------     --------------

Revenues: ............................    $         --          $       0
                                                 -----          ----------
Expenses:

Professional fees                         $      1,000          $  15,400

General and Administrative Expenses: ....          950            110,000
                                                 -----          ----------
Total                                            1,950            125,400
                                                 -----          ----------

     Net Loss ..............................$   (1,950)         $ 125,400
                                                 -----           ---------

Loss per share .............................$       --          $ (.06)
                                                 =====           ======

   The accompanying notes are an integral part of these financial statements.



                        FBI FRESH BURGERS INTERNATIONAL
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 2000

                                Common stock                    Additional
                              Number of Shares     Amount       Paid in     Retained
                                                                Capital     (Deficit)  Total
                              -----------------   --------    ---------   ---------    -----

common stocks issued:

for services 2/1/2000         805,000               $805      $   --       $   805      $ --
for services 2/1/2000         805,000               $805      $   --       $   805      $ --
for services 2/1/2000         200,000               $200      $   --       $   200      $ --
for services 6/1/2000          70,000               $ 70      $   --       $    70      $ --
for services 6/1/2000          70,000               $ 70      $   --       $    70      $ --

Net loss for
Balance 6/30/2000           1,950,000             $1,950      $   --       $(1,950)     $ -
Common Stocks issued
 for cash March 7, 2001        15,400             $   15      $   15,385
Common Stocks issued
 for services May 15, 2001    110,000             $  110      $  109,890  (127,350)     $ --
Balance June 30, 2001       2,075,400             $2,075      $  125,275
Net Loss for June 30, 2001                                                (125,400)     $ --

                              -----------------   --------    ---------   ---------   -----



              The accompanying notes are an integral part of these financial statements.



                        FBI Fresh Burgers International
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                    For the period ended
                                                    June 30, 2000              June 30,
                                                    -------------------        2001
                                                                               ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities

 Stock issued for services                               $ 1,950                $ 110,000
Net (Loss) profit  ...................................   $(1,950)               $( 25,400)
                                                         -------               ----------
  Net Cash (Used) provided by operating activities ....        0                $ (25,400)
                                                         -------               ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
                                                         -------               ----------
Net Cash Provided by
  Financing Activities ..............................                           $  15,400
                                                         -------               ----------
Cash and Cash Equivalents
  at Beginning of Period ............................       --                     15,400
                                                         -------               ----------
Cash and Cash Equivalents
  at End of Period ..................................   $   --                  $    --
                                                         =======               ==========

    The accompanying notes are an integral part of these financial statements.





                        FBI FRESH BURGERS INTERNATIONAL
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                                    GENERAL
                                    -------

FBI FRESH BURGERS INTERNATIONAL,(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their registration statement on Form SB-2.

                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to "we," "us," and "our" refer to FBI FRESH BURGERS INTERNATIONAL.

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MERCURY SOFTWARE's control. These factors include but are not limited to economic conditions generally and in the industries in which MERCURY SOFTWARE may participate; competition within MERCURY SOFTWARE's chosen industry, including competition from much larger competitors; technological advances and failure by MERCURY SOFTWARE to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and generated losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended June 30, 2001 was $125,400, compared to a net loss of profit $1,950 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

                None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                 FBI FRESH BURGERS INTERNATIONAL

Dated: August 6, 2001            By: Artum Gotov
                                     --------------------------------
                                     Artum Gotov, President