Form 10QSB
period 2001-09-30
FBI FRESH BURGERS INTERNATIONAL
filed 2001-11-19
CIK 1123648

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001
Commission file no.:   333-46160

                            AMERICAN AMMUNITION, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         California                                           91-2021594
------------------------------------                     ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

3545 NW 71st Street
Miami, FL                                                        33147
------------------------------------------               ----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (305) 835-7400

Securities to be registered under Section 12(b) of the Act:

  Title of each class                           Name of each exchange
                                                 on which registered
      None                                              None
--------------------------                     -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                     ---------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                     Mintmire & Associates
                                     265 Sunrise Avenue, Suite 204
                                     Palm Beach, FL 33480
                                     Tel: (561) 832-5696 - Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X        No
                           ---         ---

     As of September 30, 2001, there were 29,827,200 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                            AMERICAN AMMUNITION, INC.
                                 Balance Sheets

                                                                                    September 30,           December 31,
                                                                                         2001                   2000
                                                                                ---------------------- ----------------------
                                                                                     (unaudited)
                                         ASSETS
CURRENT ASSETS
   Cash on hand and in banks                                                    $              622,112 $                  858
   Accounts receivable - trade, net of factored accounts
          of approximately $-0- and $10,070 and allowance
          for doubtful accounts of $-0- and $-0-, respectively                                       0                 60,415
   Inventory                                                                                   116,128                333,410
   Prepaid expenses                                                                              7,323                      0
                                                                                ---------------------- ----------------------
          Total current assets                                                                 745,563                394,683
                                                                                ---------------------- ----------------------

PROPERTY AND EQUIPMENT
   Manufacturing equipment                                                                   6,468,864              6,354,117
   Furniture and office equipment                                                               49,699                 49,699
   Leasehold improvements                                                                      182,052                181,814

        Less accumulated depreciation                                                       (2,005,907)            (1,792,978)
                                                                                ---------------------- ----------------------

          Net property and equipment                                                         4,694,708              4,792,652
                                                                                ---------------------- ----------------------

OTHER ASSETS
   Loan costs, net of accumulated amortization of approximately $23,778                              0                 45,556
   Deposits and other                                                                           59,712                 59,712
                                                                                ---------------------- ----------------------

          Net other assets                                                                      59,712                105,268
                                                                                ---------------------- ----------------------
Total Assets                                                                    $            5,499,983 $            5,292,603
                                                                                ====================== ======================

                   LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                               $                    0 $               73,234
   Accounts payable                                                                            618,471                684,674
   Excise taxes payable                                                                              0                 27,380
   Bank loan                                                                                         0              1,143,381
   Loan from third party                                                                       200,000                      0
   Equipment loans - current portion                                                            31,260                 28,409
   Accrued interest payable                                                                          0              3,308,038
                                                                                ---------------------- ----------------------

          Total current liabilities                                                            849,732              5,265,116
                                                                                ---------------------- ----------------------

LONG-TERM DEBT
   Equipment loans                                                                              43,142                 79,875
   Bank loan                                                                                   950,000                      0
   Long-term debt - related party                                                                    0              4,007,327
                                                                                ---------------------- ----------------------

          Total long-term debt                                                                 993,142              4,087,202
                                                                                ---------------------- ----------------------
Total Liabilities                                                                            1,842,874              9,352,318
                                                                                ---------------------- ----------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.001 and no par value, authorized 20,000,000
     and 25,000,000; 1,630,720 and 0 issued and outstanding                                      1,631                      0
   Common stock, $0.001 and no par value, authorized 300,000,000 and
      100,000,000 shares; 27,950,000 and 1,000,000 issued and outstanding                       27,950                  1,000
   Additional paid-in capital                                                               13,110,769              5,000,000
   Accumulated deficit                                                                      (9,479,240)            (9,060,715)
                                                                                ---------------------- ----------------------

          Total stockholders' equity (deficiency)                                            3,657,110             (4,059,715)
                                                                                ---------------------- ----------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $            5,499,984 $            5,292,603
                                                                                ====================== ======================


     The accompanying notes are an integral part of the financial statements

                           AMERICAN AMMUNITION, INC.
                            Statements of Operations
                                  (unaudited)




                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                    ---------------------------------  ---------------------------------
                                                        2001               2000            2001              2000
                                                    ---------------   ---------------  ---------------   ---------------
REVENUES

Sales                                               $        14,438   $       366,830  $       350,969   $     1,442,762
                                                    ---------------   ---------------  ---------------   ---------------

          Net sales                                          14,438           366,830          350,969         1,442,762

COST OF SALES
   Materials                                                 25,154           224,895          204,672           789,200
   Direct labor                                              19,428            61,667           60,558           195,699
   Other direct costs and expenses                          (13,457)          (16,042)           9,818             1,926
   Depreciation                                             151,635           151,636          454,906           441,797
                                                    ---------------   ---------------  ---------------   ---------------

          Total cost of sales                               182,760           422,156          729,954         1,428,622
                                                    ---------------   ---------------  ---------------   ---------------

Gross margin                                               (168,322)          (55,326)        (378,985)           14,140

OPERATING EXPENSES
    Salaries                                                 72,384            91,812          225,626           273,746
    Advertising                                                   0                67            5,516             1,413
    Depreciation and amortization                             2,610            (1,579)           8,022             8,130
    General and administrative                               70,320           (52,310)         324,729           141,965
                                                    ---------------   ---------------  ---------------   ---------------

          Total operating expenses                          145,314            37,990          563,893           425,254
                                                    ---------------   ---------------  ---------------   ---------------

 Operating income (loss)                                   (313,636)          (93,316)        (942,878)         (411,114)
                                                    ---------------   ---------------  ---------------   ---------------

OTHER INCOME (EXPENSE):
    Settlement of litigation                                      0                 0          802,038                 0
    Other income                                                  0                 0                0                 0
    Interest expense                                       (105,391)          158,669         (277,685)         (301,793)
                                                    ---------------   ---------------  ---------------   ---------------

          Total other income (expense)                     (105,391)          158,669          524,353          (301,793)
                                                    ---------------   ---------------  ---------------   ---------------

Net income (loss)                                   $      (419,027)  $        65,353  $      (418,525)  $      (712,907)
                                                    ===============   ===============  ===============   ===============

Net income (loss) per weighted average share, basic $         (0.02)  $         (0.07) $         (0.02)  $         (0.71)
                                                    ===============   ===============  ===============   ===============

Weighted average number of shares                        27,950,000         1,000,000       27,950,000         1,000,000
                                                    ===============   ===============  ===============   ===============











     The accompanying notes are an integral part of the financial statements


                           AMERICAN AMMUNITION, INC.
                       Statements of Stockholders' Equity




                                                                                            Additional                    Total
                                                Number of Shares     Preferred   Common     Paid-In     Retained    Stockholders'
                                              Preferred     Common      Stock     Stock      Capital     Earnings       Equity
                                             ------------ ---------- ---------- --------- ------------ ------------ --------------
BEGINNING BALANCE,
December 31, 1999                                       0  1,000,000 $        0 $   1,000 $  5,000,000 $ (7,870,291)$   (2,869,291)

Net loss                                                0          0          0         0            0   (1,190,424)    (1,190,424)
                                             ------------ ---------- ---------- --------- ------------ ------------ --------------

BALANCE, December 31, 2000                              0  1,000,000          0     1,000    5,000,000   (9,060,715)    (4,059,715)

Reverse merger and 3 for 1 forward split                0 26,950,000          0    26,950      (26,950)           0              0
Preferred stock for cash                          108,000          0        108         0      521,642            0        521,750
Conversion of accts. pay. to preferred stock        2,000          0          2         0        9,998            0         10,000
Conversion of debt to preferred stock           1,520,720          0      1,521         0    7,602,079            0      7,603,600

Net loss                                                0          0          0         0            0     (418,525)      (418,525)
                                             ------------ ---------- ---------- --------- ------------ ------------ --------------

ENDING BALANCE, September 30, 2001
(unaudited)                                     1,630,720 27,950,000 $    1,631 $  27,950 $ 13,106,769 $ (9,479,240)$    3,657,110
                                             ============ ========== ========== ========= ============ ============ ==============











     The accompanying notes are an integral part of the financial statements

                            AMERICAN AMMUNITION, INC.
                            Statements of Cash Flows
                                   (unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                            ----------------------------------------
                                                                 2001                  2000
                                                            ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $         (418,525) $          (712,907)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                      456,687              449,927
    Lawsuit settlement                                                (802,038)                   0
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                          60,415              (45,904)
    (Increase) decrease in inventory                                   217,282               73,685
    (Increase) decrease in prepaid expenses                             (7,323)             (90,834)
    (Increase) decrease in deposits and other                                0                    0
    Increase ( decrease) in accounts payable                           (66,202)             203,753
    Increase (decrease) in customer deposits                                 0                    0
    Excise taxes payable                                               (27,380)             (41,617)
    Increase (decrease) in accrued interest payable                    240,439              240,439
                                                            ------------------  -------------------

Net cash provided (used) by operating activities                      (346,645)              76,542
                                                            ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for the purchase of fixed assets                    (114,985)            (265,268)
                                                            ------------------  -------------------

Net cash provided (used) by investing activities                      (114,985)            (265,268)
                                                            ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) bank overdraft                                 (73,234)                   0
    Preferred stock sold for cash                                      540,000                    0
    Cash received (paid) on short-term loans                           250,000                    0
    Long-term loans principal payments                                (550,000)             (40,123)
    Cash received on long-term loans                                   950,000                    0
    Cash paid for loan origination                                           0                    0
    Principal payments on capital leases                               (33,882)             (18,617)
                                                            ------------------  -------------------

Net cash provided (used) by financing activities                     1,082,884              (58,740)
                                                            ------------------  -------------------

Net increase (decrease) in cash and equivalents                        621,254             (247,466)

CASH and equivalents, beginning of period                                  858              257,457
                                                            ------------------  -------------------

CASH and equivalents, end of period                         $          622,112  $             9,991
                                                            ==================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                 $           25,243  $                 0
                                                            ==================  ===================

Income taxes paid in cash                                   $                0  $                 0
                                                            ==================  ===================

Non-Cash Financing Activities:
Accounts payable converted to preferred stock               $           10,000  $                 0
                                                            ==================  ===================
Notes payable converted to preferred stock                  $        7,603,600  $                 0
                                                            ==================  ===================




     The accompanying notes are an integral part of the financial statements

                            AMERICAN AMMUNITION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  (Information with respect to the nine months
                ended September 30, 2001 and 2000 is unaudited)


Note A - Organization and Description of Business

American Ammunition, Inc., (f/k/a FBI Fresh Burgers, Inc.), was incorporated on February 1, 2000 under the laws of the State of California. F&F Equipment, Inc. (Company) was incorporated on October 4, 1983 under the laws of the State of Florida. The Company was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business". The Company conducts its business operations under the assumed name of "American Ammunition".

The Company has elected a year-end of December 31 and uses the accrual method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Going Concern Uncertainty

Since inception, the company has incurred cumulative net operating losses of approximately $9,000,000. The Company's survival in the current and prior years has been substantially dependent upon short and/or intermediate-term debt financing.

The Company is currently pursuing the issuance of a Private Placement Memorandum, utilizing an exemption from registration under Regulation D, Rule 506 of the U. S. Securities and Exchange Commission, to sell common stock and is contemplating a sale-leaseback transaction of substantially all of its manufacturing equipment.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Management believes that the proceeds from the Private Placement Memorandum, if any, or the execution of the sale- leaseback transaction will provide sufficient liquidity to meet the Company's cash flow needs through December 31, 2000 and in future periods, if necessary.

However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company or that the Company will be able to sustain sufficient cash flows to service and retire the proposed sale-leaseback transaction.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents


For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note C - Summary of Significant Accounting Policies (Continued)

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Accounts receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.   Inventory

Inventory consists of raw materials, work-in-process and finished goods related to the production and sale of small arms ammunition. Inventory is valued at the lower of cost or market using the first-in, first-out method. As of December 31, 2000 and 1999, inventory consisted of the following components:

                                  2000                   1999
                           ------------------     ------------------
Raw materials              $          109,467     $          117,696
Work in process                       196,935                146,720
Finished goods                         27,008                 19,269
                           ------------------     ------------------
                           $          333,410     $          283,685
                           ==================     ==================

4.   Property, plant and equipment

Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method, generally three to ten years.

Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Loan costs

Amounts paid for origination fees related to loans payable are amortized over the scheduled maturity of the corresponding debt.

6.   Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note C - Summary of Significant Accounting Policies - Continued

6.   Income Taxes (continued)

As of  December  31,  2000 and  1999,  the  deferred  tax asset  related  to the
Company's  net  operating  loss   carryforward  is  fully  reserved.   If  these
carryforwards are not utilized, they will begin to expire in 2005.

7.   Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants and conversion of preferred stock to common stock at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company had no warrants and/or options outstanding. As the effects of conversion of outstanding preferred stock to common would be anti-dilutive, fully diluted earnings per share is not presented.

8.   Advertising

The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9.   Interim Financial Information

The financial statements for the nine months ended September 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

10.  Principles of Consolidation

The consolidated financial statements include the accounts of American Ammunition, Inc. and its subsidiary. Inter-company balances and transactions have been eliminated. The historical financial statements of F&F Equipment, Inc. have been presented for the period prior to the reverse merger.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note E - Property and Equipment

Property and equipment consist of the following components at December 31:

                                                                                   Estimated
                                         2000                    1999             useful life
                                  -------------------     -------------------   -----------------
Manufacturing equipment           $         6,354,117     $         6,091,927     10 years
Office furniture and fixtures                  49,699                  49,699       7 years
Leasehold improvements                        181,814                 178,735     20 years
                                  -------------------     -------------------
                                            6,585,630               6,320,361
Accumulated depreciation                   (1,792,978)             (1,188,671)
                                  -------------------     -------------------

Net property and equipment        $         4,792,652     $         5,131,690
                                  ===================     ===================

Total depreciation expense charged to operations for the years ended December 31, 2000 and 1999 was approximately $604,307 and $574,606, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                    2000                   1999
                                             ------------------     ------------------

Manufacturing and processing equipment       $          153,400     $          153,400
Less accumulated depreciation                           (23,839)                (8,499)
                                             ------------------     ------------------

                                             $          129,561     $          144,901
                                             ==================     ==================

Note F - Notes payable to a Bank

Notes payable to a Bank consist of the following at December 31, 2000 and 1999, respectively:

                                                                                    2000                1999
                                                                                ---------------     ---------------
$200,000 line of credit payable to a bank. Interest at the Bank's prime rate plus 1.50% or 2.00%, respectively. (11.00% at December
31, 2000).  Interest payable monthly.  Advances and accrued,  but unpaid,  interest  mature  on the  60th  day  following  funding.
Agreement is  renegotiable  annually on the  anniversary  date in
November of each calendar  year.  Collateralized  by all accounts receivable,  inventory  and fixed  assets of the  Company and the
personal guaranty of the Company's President.                                   $      200,000     $       200,000

$250,000 installment note payable to a bank. Interest at the Wall
Street  Journal  published  prime  rate  plus  2.0%.  (11.00%  at
December  31,   2000).   Payable  in  monthly   installments   of
approximately $2,083, plus accrued interest. Final payment due in
December  2009.   Collateralized  by  all  accounts   receivable,
inventory and fixed assets of the Company,  the personal guaranty of the  Company's  President  and a  mortgage  on  the  Company's
corporate  offices  and  manufacturing   facility  owned  by  the
Company's stockholder.                                                                 235,417             250,000

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note F - Notes payable to a Bank - Continued


                                                                                    2000                1999
                                                                                ---------------     ---------------

$738,090  (originally  $1,000,000)  installment note payable to a bank.  Interest at the Wall Street Journal  published  prime rate plus  2.50%  (11.0% at  December  31,  2000).  Payable in monthly installments  of  approximately  $7,530,  plus accrued  interest.
Final payment due in March 2008.  Collateralized  by all accounts receivable,  inventory  and fixed  assets of the  Company and the
personal guaranty of the Company's President.                                           707,964              750,805
                                                                                ---------------     ------------------

   Total notes payable to a bank.                                               $     1,143,381     $      1,200,805
                                                                                ===============     ==================

As of December 31, 2000, the Company was operating under a bank approved moratorium on the payment of principal and interest on all of the above listed notes payable. During 2001, the Company and its President commenced litigation against the lending institution and, on June 29, 2001, the Company and the Bank executed a Settlement and Compromise Agreement whereby all loans and debts of the Company to the Bank were settled and canceled for a one- time cash payment of $550,000. Accordingly, due to the circumstances surrounding the final settlement and retirement of these loans, they are classified as "current" in the accompanying balance sheets.

On June 28, 2001, in anticipation of the above discussed Settlement, the Company executed a new $950,000 note payable to another financial institution. This new note bears interest at the Wall Street Journal published prime rate plus 2.0%. The new note has payment terms as follows: For the first year (through June 28,
2002), interest only, payable monthly. Thereafter, starting on July 28, 2002, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. The note is secured by virtually all of the Company's real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement.


Note G - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2000 and 1999, respectively:


                                                                                    2000                1999
                                                                                ---------------     ---------------

Six  capital  leases  payable  to  various  equipment   financing
companies. Interest ranging between 12.45% and 16.00%. Payable in aggregate monthly installments of approximately $3,467, including accrued  interest.  Final maturities occur between September 2002
and  February  2005.   Collateralized   the   underlying   leased
manufacturing equipment.                                                        $       108,284    $        133,033

        Less current maturities                                                         (28,409)            (24,749)
                                                                                ---------------    -----------------

        Long-term portion                                                       $        79,875    $        108,284
                                                                                ===============    =================

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note G - Capital Leases Payable - continued

Future maturities of capital leases payable are as follows:

    Year ending
    December 31                    Amount
--------------------        --------------------

        2001                $             28,409
        2002                              31,370
        2003                              29,259
        2004                              18,711
        2005                                 535
                            --------------------

       Totals               $            108,284
                            ====================

Note H - Loan payable to Stockholder


                                                                                    2000                1999
                                                                                --------------     ---------------
$4,007,327 note payable to the Company's stockholder. Interest at
8.0%.   Principal  and  accrued  interest  payable  at  maturity.
Maturity at December 31 annually and automatically  renews for an equivalent  annual  period unless  called by the  Stockholder  at
least 90 days prior to maturity. Unsecured.                                     $     4,007,327    $     4,007,327
                                                                                ===============    ===============

At September 30, 2001, the stockholder agreed to convert 100% of this note payable and accrued interest, (Totaling $7,553,600), into 1,510,720 shares of preferred stock with the same terms as the PPM offering.


Note I - Related Party Transactions

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long-term operating lease agreement. The lease requires a monthly payment of approximately $3,931, plus applicable sales taxes. Further, the Company is responsible for all utilities and maintenance expenses. The lease expires on October 31, 2003 and contains a clause that the lease may be renewed for an additional ten year period upon written notification to the lessor no later than 120 days prior to the scheduled expiration date at a rental rate based upon the fair value for similar space in a similar location.

On January 1, 1998, the Company's controlling stockholder contributed various manufacturing equipment to the Company. This transaction was valued at an agreed-upon value of approximately $5,000,000, which was substantially less than original founders cost. As of October 25, 2000, in conjunction with a proposed sale-leaseback transaction, the Company received an independent appraisal on its manufacturing equipment with an appraised value of approximately $17,000,000 at a utilization rate of 90,000,000 rounds of small-arms ammunition produced per annual period.

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note J - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2000 and 1999, respectively are as follows:

                           2000            1999
                       ----------      ----------
Federal:
   Current              $      -         $      -
   Deferred                    -                -
                         -------          -------

State:
   Current                     -                -
   Deferred                    -                -
                         -------          -------

Total                   $      -          $     -
                         =======          =======

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $3,600,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended December 31, 2000 and 1999, respectively, are as follows:

                                                                 2000             1999
                                                               -----------    ------------
Statutory rate applied to loss before income taxes             $  (404,744)   $   (303,168)
Increase (decrease) in income taxes resulting from:
       State income taxes                                                -               -
       Other, including reserve for deferred tax asset             404,744         303,168

           Income tax expense                                  $        -     $         -
                                                                ==========     ===========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2000 and 1999, respectively:

                                                    2000               1999
                                                 ---------------    --------------
Deferred tax assets - long-term
       Net operating loss carryforwards          $     1,232,924    $    1,213,797
Deferred tax liabilities - long-term
       Statutory depreciation differences               (280,425)         (182,311)
                                                 ---------------    --------------
                                                         952,499         1,031,486
Less valuation allowance                                (952,499)       (1,031,486)
                                                 ---------------    --------------

           Net Deferred Tax Asset                $            -     $          -
                                                  ==============     ============

During the years ended December 31, 2000 and 1999, respectively, the valuation allowance increased (decreased) by approximately $(78,987) and $(69,588).

                            AMERICAN AMMUNITION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note K - Contingencies

In May 1998, the Company entered into a $500,000 accounts receivable factoring facility with its financial institution. The facility provided for the purchase of various trade accounts receivable by the bank from the Company at 80.0% of the face value of the underlying invoice. The Company paid a discount fee of 1.5% for invoices settled between 1 and 30 days of invoice date, 3.0% for invoices settled between 31 and 60 days of invoice date and an additional 1.5% for each additional 30 days thereafter. All accounts receivable invoices were factored with full recourse to the company and the Company was at risk for approximately $10,070 and $63,334 of factored invoices. The Company has not experienced any losses related to the factoring agreement. This Agreement was terminated in conjunction with the execution of the Settlement and Compromise Agreement on June 29, 2001.


Note L - Stockholders' Equity

In September 2001, the Company issued 108,000 shares of preferred stock in exchange for cash in the net amount of $521,750. In September 2001, $10,000 of accounts payable were converted into 2,000 shares of preferred stock and $50,000 in a note payable was converted into 10,000 shares of preferred stock. In Septemeber 2001, concurrent with the reverse merger, the Company completed a three for one forward split of its common shares.


Note M - Subsequent Events

In October, 2001, the Company issued 100,000 share of preferred stock in exchange for $500,000 in cash.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

Discussion and Analysis

American Ammunition, Inc., f/k/a FBI Fresh Burgers International, a California corporation, of which F&F Equipment, Inc. d/b/a American Ammunition, a Florida corporation ("AA") is a wholly owned subsidiary (collectively the "Company") was formed in February 2000 and had little or no operations until September 2000, when it acquired F&F. It has been engaged in the small arms ammunition business since the reverse merger in September 2001.

AA began as an assembler and re-loader of ammunition of several  calibers:  9mm,
 .380auto, .357Mag, .38Spl, .40S&W, .45auto. As AA grew, management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Its founders then invested heavily in research and development, equipment, technology and market share. Soon AA was manufacturing the calibers listed above along with special order ammunition for the Department of Defense. Further streamlining of the operation resulted in the current product line, the manufacture of 9mm, .45auto, .380auto, .32auto, .40S&W, 38Spl., and 30carbine. These products have been identified as having the largest share of the market for the next several years. It now enjoys autonomy in approximately ninety percent (90%) of its raw materials.

The barrier to entry into the ammunition market is extremely high, in the case of AA it is an established small arms munitions manufacturer, with an established distribution network. AA manufactures its ammunition by creating most of the components itself. The Company's manufacturing equipment and techniques are technologically advanced and the Company is poised to enter and impact a growing market predominantly held by three (3) large manufacturers. Additionally it has been approved as a Department of Defense contractor.

The Ammunition market is growing each year and supply is not keeping up with demand, allowing for companies like AA to make a significant impact in sales through distributors in commercial markets and in addition sales to government agencies, the military and exports. AA seeks to obtain additional cash flow to allow it to enlarge its operations to take advantage of its technological capacities, equipment and the existing marketplace.

Results of Operations -For the Nine Months Ending September 31, 2001 and September 30, 2000

Financial Condition, Capital Resources and Liquidity

For the 3rd quarter ended September 30, 2001 and 2000 the Company recorded revenues of $14,438 and $367,000 respectively. The decrease in revenues was due to a lack of cash to support operations.

For the nine (9) months ended September 30, 2001 and 2000 the Company recorded revenues of $351,000 and $1,443,000 respectively. The decrease in revenues was due to a lack of cash to support operations.

For the 3rd quarter ended September 30, 2001 and September 30, 2000 cost of sales were $183,000 and $422,000.

For the nine (9) months ended September 30, 2001 and September 30, 2000 cost of sales were $730,000 and $1,429,000.

For the 3rd quarter ended September 30, 2001 and 2000 the Company had general and administrative expenses of $145,000 and $38,000 respectively.

For the nine (9) months ended September 30, 2001 and 2000 the Company had general and administrative expenses of $564,000 and $425,000 respectively.

Company had a one time gain on the settlement of litigation with a former bank lender of $802,000.

Net Losses

For the 3rd quarter ended September 30, 2001 the Company reported a net loss of $105,000 For the 3rd quarter ended September 30, 2000 the Company reported net income of $65,000.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations. At the end of September 2001 the Company raised $540,000 in cash. During October, 2001 the Company raised an additional $500,000 in cash.

Employees

At September 30, 2001, the Company employed thirty (30) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Forward-Looking Statements

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds

Pursuant to a registration statement filed on SB-2 (Commission File No. 333-46160) and effective on February 28, 2001 with the Securities and Exchange Commission, the Company issued 1,000,400 shares of common stock registered therein for a total value of $1,000,000.00, to a total of thirty-four (34) shareholders in the time period from March 1, 2001 through September 30, 2001. During the period of this Report, a total of 875,000 shares were issued and valued at $875,000.00. The aggregate amount of the offering is 1,000,000 shares at $1.00 per share. There was no managing underwriter, the shares were sold directly by the Company. There were no underwriting discounts and commission, finders fees, expenses paid to or for underwriters, or other corporate related expenses. Such payments were not direct or indirect payments to directors or officers or their associates; or to persons owning ten percent (10%) or more of any class of equity securities of the issuer or other; or to affiliates of the issuer. The proceeds were expended for labor and working capital to further the new business plan approved by the shareholders on October 8, 2001 which represents a change in the use of proceeds described in the prospectus.

In September 2001 the Company issued 21,000,000 shares of its common stock to twenty (20) shareholders of F.&F. Equipment, Inc. d/b/a American Ammunition, ("F.&F."), located in Miami, Florida. The transaction resulted in F.&F. becoming a wholly owned subsidiary of the Company in a reverse merger transaction. Additional details with respect to such transaction are disclosed in an 8-K filed with the Securities and Exchange Commission on October 4, 2001. For such offering the Company relied on Section 4(2) of the Act and Rule 506.

During this  reporting  period the Company sold 118,000 shares of $5.00 Series A
Convertible Preferred Stock valued at $590,000 through an ongoing private placement. The Series A Convertible

Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible into eleven (11) shares of the Company's common stock at any time after six (6) months from date of issuances of the Preferred Stock and prior to notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events. For such offering, the Company relied on Section 4(2) of the Act and Rule 506 thereunder. All such sales were to five (5) State of Florida residents and each was an accredited investor.

In September 2001, a principal shareholder, Andres Fernandez, converted unsecured indebtedness of the Company to him in the amount of $7,553,600.00 for 1,510,720 shares of $5.00 Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible into eleven (11) shares of the Company's common stock at any time after six (6) months from date of issuances of the Preferred Stock and prior to notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events. Mr. Fernandez, a Florida resident, is an Officer and Director of the Company and is an accredited investor. The Company relied on
Section 4(2) of the Act for such transaction.

In October 2001, the Company sold 105,000 shares of $5.00 Series A Convertible Preferred Stock valued at $523,000 through the ongoing private placement. The Series A Convertible Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible into eleven (11) shares of the Company's common stock at any time after six (6) months from date of issuances of the Preferred Stock and prior to notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events. All such sales were to two (2) State of Florida residents and each was an accredited investor. For such offering, the Company relied on Section 4(2) of the Act and Rule 506 thereunder.

In October 2001, a creditor, Key Packaging Company, converted indebtedness of the Company to it in the amount of $10,000.00 in exchange for 3,334 shares of $5.00 Series A Convertible Preferred stock. The terms and conditions of the Series A Convertible Preferred stock are the same as outlined in the previous paragraphs. For such offering the Company relied on Section 4(2) of the Act and Rule 506 thereunder. Such sale took place in the State of Florida.

On November 5, 2001, the Company entered into an agreement with SBIE2-Capital USA Ltd. through SBIE2-Capital (HK) Ltd., a foreign broker-dealer and Hagerty Stewart & Associates, Inc. a registered broker-dealer, to act as exclusive placement agents in connection with a proposed offering of Notes by American Ammunition, Inc. The Placement Agents are to use their best efforts to sell an aggregate of up to $7,000,000.00 of ten percent (10% ) convertible senior subordinated notes of the Company. For sales made under the offering, the agent is to receive a commission equal to ten percent (10%) of the gross proceeds. In conjunction with such agreement, the Company received a payment in the amount of $15,000.00 from Argo Financial Ltd. for the right and option to purchase up to $3,500,000.00 of the Notes to be offered by the Company. Simultaneously with its Option Payment, Argo Financial Ltd. also purchased $135,000.00 of such Notes. For such transaction the Company relied on Section 4(2) of the Act.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

On October 8, 2001, a special meeting of shareholders of record on September 25, 2001, was held pursuant to notice and in accordance with Schedule 14A filed with the Securities and Exchange Commission. Matters voted upon include the adoption of a new business plan by the Company, amendments to the Articles of Incorporation authorizing a name change, an increase in the authorized common stock to 300,000,000 shares, and an authorization for the Board of Directors to issue up to 20,000,000 shares of preferred stock in series as may be determined from time to time by the Board of Directors, and the Board of Directors was authorized to fix or alter the voting rights, designations, powers, preferences and relative and other special rights, and the qualifications, limitations and restrictions of any wholly unissued Series of preferred stock, and the number of shares of any such series, and to increase or decrease the number of shares of any such series subsequent to the issue of shares of that series, but not below the number of shares of such series then outstanding. A total of 2,927,000 votes were cast for all proposals, no votes were cast against or withheld.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
2.1      [2]      Share Exchange Agreement between FBI Fresh Burgers International and F&F
                  Equipment, Inc. dated September 29, 2001.

3(i).1   [1]      Articles of Incorporation (formerly Exhibit 3.1).

3(i).2   [1]      Amendment to Articles of Incorporation (formerly Exhibit 3.2).

3(i).3   [2]      Amendment to Articles of Incorporation.

3(ii).1  [1]      Bylaws (formerly Exhibit 3.4).

3(ii).2  *        Amended Bylaws

4.1      [1]      Form of Common Stock Certificate.

5.1      [1]      Opinion of Kenneth G. Eade (including consent).

6.1      [1]      Form of Stock Certificate.

23.2     [1]      Consent of Kenneth G. Eade (filed as part of Exhibit 5.1).
----------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed September 20, 2000.

[2] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 4, 2001.

*    Filed herein.

                                   SIGNATURES




Pursuantto the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                 American Ammunition, Inc.
                                       (Registrant)



Date:    November 19, 2001      By:      /s/ Andres Fernandez
                                -----------------------------------------------
                                         Andres Fernandez, President




                                By:      /s/ Stephen H. Durland
                                -----------------------------------------------
                                   Stephen H. Durland, Chief Financial Officer