Form 10KSB
period 2001-12-31
AMERICAN AMMUNITION INC /CA
filed 2002-03-29
CIK 1123648

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:  333-46160


                            American Ammunition, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         California                                      91-2021594
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                               Identification No.)

3545 NW 71st Street
Miami, FL                                                      33147
----------------------------------------               -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number: (305) 835-7400

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                                Name of each exchange
                                                       on which registered
         None
-----------------------------                     ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                               -------------------
                                (Title of class)

Copies of Communications Sent to:

                                     Mintmire & Associates
                                     265 Sunrise Avenue, Suite 204
                                     Palm Beach, FL 33480
                                     Tel: (561) 832-5696 - Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                     -----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $427,529

     The aggregate market value of the voting common equity held by non-affiliates as of March 27, 2002 was $13,352,834.84 based upon 50,327,056 shares outstanding of which 23,633,336 was held by non-affiliates and a share price of $0.565. No non-voting common equity is outstanding.

                                     PART I

Item 1. Description of Business

         Business Development

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

     American Ammunition, Inc. (the "Company") was incorporated on February 1, 2000 in the State of California as FirsTelevision.com. It subsequently changed its corporate name to FBI Fresh Burgers International with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

     On September 29, 2001, the Company, F&F Equipment, Inc. d/b/a American Ammunition ("AA") and the individual shareholders of AA entered into a share exchange agreement whereby the shareholders of AA exchanged 100% of the issued and outstanding stock of AA for 21,000,000 post- forward split shares of restricted common stock of the Company. AA then became a wholly-owned subsidiary of the Company.

     The acquisition of AA, on September 29, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby AA is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the September 29, 2001 change in control transaction, the financial statements of the Company reflect the historical financial statements of AA from its inception on October 4, 1983 and the operations of the Company subsequent to September 29, 2001.

     Concurrent with the September 29, 2001 reverse acquisition transaction, the Company amended its Articles of Incorporation to change the Company's name to American Ammunition, Inc. and modified the Company's capital structure to allow for the issuance of up to 320,000,000 total equity shares consisting of 20,000,000 shares of preferred stock and 300,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

     On October 9, 2001, the Company effected a three (3) for one (1) forward stock split. This action caused the then issued and outstanding shares to increase from 2,990,400 to 8,971,200 on the action date. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

     AA was incorporated on October 4, 1983 under the laws of the State of Florida. The Company was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business."

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for recent issuances of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In March and May 2001, the Company issued an aggregate 496,200 post-reverse split shares (165,400 pre-forward split shares) of common stock, pursuant to a Registration Statement on Form SB-2, to various individuals providing investment, financial and acquisition consulting services to the Company. These transactions were cumulatively valued at approximately $165,400, which approximates the "fair value" of the services provided. These amounts are charged to operations in the accompanying pre-acquisition consolidated financial statements.

     In September 2001, the Company issued 2,625,000 post-reverse split shares (875,000 pre- forward split shares) of common stock, pursuant to a Registration Statement on Form SB-2, to six individuals providing investment and financial consulting services to the Company. These transactions were cumulatively valued at approximately $875,000, which approximates the "fair value" of the services provided. These amounts are charged to operations in the accompanying pre-acquisition consolidated financial statements.

     In September 2001 the Company issued 21,000,000 shares of its common stock to nineteen (19) shareholders of AA pursuant to a share exchange agreement. The shares were valued at $3,998,650. The transaction resulted in AA becoming a wholly owned subsidiary of the Company in a transaction that was treated as a reverse merger for accounting purposes. Of such shares, the current officers and directors of the Company were issued a total of 15,750,000 shares. For such offering the Company relied upon the 506 Exemption.

     In September and October 2001, the Company issued 222,600 shares of $5.00 Series A Convertible Preferred Stock valued at $1,113,000 through an ongoing private placement. The Series A Convertible Preferred Stock provides for cumulative dividends at a rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible into 11 shares of the Company's common stock at any time after 6 months after the date of issuance and prior to notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events (the "Series A Convertible Preferred Stock"). Of such shares, the Robert I. Escobio Family Trust acquired 2,000 shares. Mr. Escobio is a former director of the Company. For such offering, the Company relied upon the 506 Exemption. All investors were accredited.

     In September 2001, a creditor, Key Packaging Company, agreed to convert $10,000 of debt due from the Company into 2,000 shares of Series A Convertible Preferred stock. For such offering, the Company relied upon the 506 Exemption.

     In September 2001, a principal shareholder, Andres Fernandez, converted $7,553,600 of unsecured debt due to him by the Company into 1,510,720 shares of Series A Convertible Preferred Stock. Mr. Fernandez is a current officer and director of the Company. For such offering, the Company relied upon the 506 Exemption.

     In December 2001, the Company issued 222,222 shares of its restricted common stock to Forus Investments, Inc. ("Forus") in exchange for cancellation of a debt by the Company in favor of Forus in the amount of $100,000. In March 2002, the Company issued an additional 277,777 shares of its restricted common stock to Forus in exchange for cancellation of the remaining $100,000 principal and $25,000 interest outstanding, thereby satisfying the note in full. For such offering, the Company relied upon the 506 Exemption.

     In December 2001, the Company issued 535,272 shares of its restricted common stock to Olin Corporation ("Olin") in exchange for cancellation of a debt by the Company in favor of Olin in the amount of $242,872.40. For such offering, the Company relied upon the 506 Exemption.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

Business of Registrant

         General

     The Company changed its name to American Ammunition, Inc. on September 26, 2001 and currently is quoted on the OTC-BB under the symbol "AAMI".

     On September 29, 2001, the Company entered into a Share Exchange Agreement with AA whereby 100% of the shares of AA were acquired by the Company in exchange for shares of the Company's common stock. A new Board of Directors consisting of AA directors took control of the Company. AA is the sole operating subsidiary of the Company after the effective date of the Share Exchange Agreement.

     The Company's principal executive offices are located at 3545 NW 71st Street, Miami, Florida 33147; and its telephone number is (305) 835-7400.

     The Company had minimal operations until September 2001 when it acquired AA and since such acquisition is engaged principally in the manufacture and sale of ammunition for retail and wholesale sales. American Ammo is an established small arms munitions manufacturer with an existing distribution network. The ammunition market is dominated by three major manufacturers; however, the Company is poised to enter and impact the growing ammunition market with its technologically advanced manufacturing equipment and techniques. The Company is an approved Department of Defense contractor.

     The Company began as an assembler and re-loader of ammunition in several calibers. As the Company grew, management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Its founders then invested heavily in research and development, equipment, and technology and focused on increasing its market share. As a result, the Company continued manufacturing its initial calibers along with special order ammunition for the Department of Defense. Further streamlining of the operations resulted in the manufacture of the current ammunition product line: 9mm, .45auto, ..380auto, .32auto, .40S&W, 38Spl, and 30carbine. Management has identified these products as having the largest share of the market for the next several years.

The Company's Equipment and Production Line Capabilities

     American Ammo owns all the equipment necessary to take the raw material from cup, lead, primer and powder, to the finished product - a finished, loaded round. The process of manufacturing diverse calibers of ammunition is extremely complex and requires tolerances of +/- .0005" to be maintained throughout the process.

     The Company's technology and the equipment enable it to produce a large variety of handgun and rifle ammunition. American Ammo has a state of the art machine shop and maintains its own testing and quality assurance equipment and program. Ammunition is a performance - based product. Therefore, after the manufacturing process is complete, the ammunition must comply with specific protocols such as velocity, accuracy, and pressure. The Company purchases raw materials in bulk and strives to take advantage of prepayment discounts to produce significant savings in the manufacturing process. There are and have been instances when discounts have been and may be missed due to cash flow restrictions.

     The Company is evaluating the addition of several products to its existing production lines, including the addition of high speed projectile forming machines to supplement the existing casting machines. This addition would effectively double or triple projectile production capacity, while improving projectile quality and performance. The Company also is making provisions to increase other aspects of production capacity which would complement long term goals of both production volume and product diversity.

     On October 26, 2000, the Company's equipment and production lines were appraised at $17,000,000.00 as the Fair Market Value, In-Place, In-Use for the seven bullet manufacturing lines, machine shop and support equipment by Arnold Stewart, ASA, 5761 NW 3th Avenue, Miami, Florida 33142. Such production includes the metallurgical process of case making.

Business Strategy

     American Ammo is an autonomous manufacturer of ammunition, with the technology and equipment to take advantage of the growing market. It has developed what it believes is an excellent reputation within the industry.

     The barrier to entry into the ammunition market is extremely high; however, American Ammo is an established small arms munitions manufacturer, with an existing distribution network. The Company manufactures its ammunition by creating most of the components itself. Its manufacturing equipment and techniques are technologically advanced and the Company is poised to enter and impact what it perceives as a growing market.

     In management's opinion, the ammunition market has grown each year and it appears that supply is not keeping up with demand, thus allowing for companies like American Ammo to make a significant impact in sales through distributors in commercial markets and in addition sales to government agencies, the military and exports. American Ammo has been seeking additional capital to allow it to enlarge its operations to take advantage of its technological capacities, equipment and the existing marketplace.

Marketing and Sales Distribution

     American Ammo currently has agreements with sixteen (16) national distributors throughout the United States to diversify its sales base. Ellett Brothers, Inc. accounts for thirty-two percent (32%) and fifty-one percent (51%) of the Company's total sales for fiscal year 2000 and 2001, respectively. The Company plans to continue to aggressively pursue new customers through promotions, advertising and trade shows. It intends to solicit original equipment manufacturer subcontract work from the three (3) major manufacturers; seek additional means of commercial distribution; seek further Department of Defense and Law Enforcement contracts; solicit further Export sales; and increase its dealings with Mass Merchandisers/Chain stores.

     American Ammo has been certified by the United States Small Business Administration as a "qualified HUBZone small business concern." Under this program , small businesses can qualify for special set-aside contracts, get up to a 10% edge in competitive contract bidding or even be the sole-source bidder in some cases. The program's name signifies the effort to promote businesses in "historically under-utilized business zones," generally blighted areas and its purpose is to create jobs for those who live in such areas as well.

     The Company also is aggressively marketing its unique manufacturing flexibility to numerous DOD and commercial munitions manufacturers as subcontractors allowing prime contractors to reap the benefits of its "HUBZone certification", thereby allowing such prime contractors to comply with FAR requirements for the use of "small and under-utilized minority business" in fulfilling government contracts.

     The Small Business Reauthorization Act of 1997 increased the overall government agencies' procurement goals for small business to 23% and calls for HUBZone contracts to increase from 1.5% of these procurements to 3% by 2003.

Pricing and Value

     The Company strives to price its products competitively at a price lower than any of the "big three" manufacturers (Remington, Federal, and Winchester). The Company capitalizes on the fact that the "big three" have very large corporate infrastructures and, in management's opinion, have to pay much higher labor costs to their plant personnel. This pricing strategy permits the distributor to purchase the Company's product, add a significant profit and sell such product at a retail price that is lower than that at which the distributor can purchase the competitors' product. The Company believes that this strategy can have a significant impact on the market and increase the Company's market share.

Advertising & Promotion

     American Ammo intends to gear its advertising towards magazine and print media, focused on the gun and ammo, handgun and shooting markets. It is believed that such advertising will result in greater name recognition among individual consumers. Currently, the Company's sales are generated with very little advertising and it is believed that such advertising could significantly improve retail/mass merchandiser sales and increase market share.

Status of Publicly Announced Products and Services

Aircraft Bullet

     The Company was assigned a serial number (60/325,046) from the U.S. Patent and Trademark Office for its provisional patent application filed on September 26, 2001 for a bullet that will not pierce an aircraft fuselage but will penetrate human soft tissue. The product has been specifically designed for use inside the cabin of a commercial aircraft; however, it has additional applications for use in nuclear power plants, at hazardous materials storage facilities, and for home defense.

     The Company departed completely from standard ballistics for the design of this projectile to meet what American Ammo perceives as a growing and unfilled need. Two of the basic design criteria in ballistics are penetration and expansion of the projectile. In this design, these two factors have been controlled to meet the specific requirements of weapons discharged inside an aircraft cabin, while insuring fuselage integrity. This design is a new concept in close quarter ammunition: a bullet capable of incapacitating an assailant without damaging surrounding structure.

     Design and material selection allows for the inverted expansion and aft internal collapse of the projectile mass. Upon impact with the aircraft fuselage, the bullet (projectile) internally collapses; therefore not allowing for the transfer of kinetic energy forward or penetration above that required for soft tissue penetration. Testing has been successful using test sections of various commercial airliner fuselages as well as ballistic testing using both ordinance gelatin and bovine tissue. This performance criterion is accomplished without sacrificing the standard velocity and accuracy of the caliber being used. A video of those tests can be viewed on the Company's website at www.a-merc.com in the New Product Section. The Company believes that these research and development efforts will provide a new product to the public safety and security marketplace.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have capabilities that may allow such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

     The market for small arms ammunition is becoming increasingly competitive. Companies such as Remington, Federal and Winchester are all better equipped, more experienced and better financed than the Company.

     For years the large manufacturers have supplied the component parts of the manufacturing process to smaller companies to assemble and distribute. A company making its own components, can produce and market a quality lower cost product. This concept, coupled with technology and progressive and environmentally sound manufacturing practices (i.e. cans and recycled plastic packaging), has resulted in a quality, affordable product reaching the marketplace.

     The U.S. Market for Firearms and Ammunition, Economic Analysis of Markets, Manufacturers and Importers states that, "In 1999 sales for small arms and handgun ammunition exceeded $10 billion. Only five (5) companies in the United States shared 90% of the market. They include Olin Corporation's Winchester Ammunition Division, Remington Arms and Federal Cartridge Company, Blount and American Ammo."

     The Company believes it is feasible to increase its production capacity by 50% to 100% over the next 3 years utilizing existing equipment by increasing only labor, material and other incidental costs. Management bases this prediction on the fact that the Company had reduced sales in fiscal 2001 due to a lack of funding. The Company has already received significant bank and private placement funding in fiscal 2002 (as of the date of this report) to ramp up operations thereby significantly increasing its presence in the market.

     The U.S. Market for Firearms and Ammunition, Economic Analysis of Markets, Manufacturers and Importers states that, "Domestic consumption of commercial ammunition exhibited strong growth rates between 1991 and 1996, much in the same manner as the products in which they are used. In 1998 the United States Federal Government purchased $1,687,658,000; U.S. Exports of small arms ammunition were $1,618,000,000 and U.S. commercial consumption totaled $758,000,000."

Sources and Availability of Raw Materials

     The Company manufactures its ammunition by creating most of the components itself. The materials needed to produce the Company's ammunition products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

     The Company currently has agreements with sixteen national distributors throughout the United States to diversify its sales base and plans to continue to aggressively pursue new customers through promotions, advertising and trade shows. It intends to solicit original equipment manufacturer subcontract work from the three major manufacturers; seek additional means of commercial distribution; seek further Department of Defense and Law Enforcement contracts; solicit further Export sales; and increase its dealings with Mass Merchandisers/Chain stores.

Research and Development

     The Company believes that research and development is an important factor in its future growth. The small arms ammunition industry is closely linked to the latest technological advances. Therefore, the Company must continually invest in the technology to provide the best quality product to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available.

Patents, Copyrights and Trademarks

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

     The Company's headstamp "A-MERC " was registered as a trademark on May 10,1994.

     The Company was assigned a serial number (60/325,046) from the U.S. Patent and Trademark Office for its provisional patent application filed on September 26, 2001 for a bullet that will not pierce an aircraft fuselage but will penetrate human soft tissue.

Governmental Regulation

     In accordance with the provisions of Title 1, Gun Control Act of 1968, and the regulations issued thereunder [27 CFR Part 178], the Company is required to be licensed to engage in the importing of firearms other than destructive devices and as the manufacturer of ammunition for firearms. Such licensing is subject to limitations in Chapter 44, Title 18, United States Code and the regulations issued thereunder.

     In accordance with these requirements, the Company carries two licenses issued by the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms:

     License No. 1-59-025-06-3D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on April 1, 2003; and

     License No. 1-59-025-08-3D-69454 for "08-Importer of Firearm other than Destructive Devices", which license expires on April 1, 2003.

     In the event such licenses were not renewed for any reason, the Company would be precluded from continuing its operations.

     The Company is not aware of any other license requirements or government regulation at a state or federal level specific to their business and believes that it in full compliance with its existing licenses.

Effect of Probable Governmental Regulation on the Business

     The Company is not aware of any pending legislation at either the state or federal level that would change the requirements under which it is licensed and is not aware of any reason why the existing licenses cannot be renewed at their expiration dates. There can be no assurance that legislation will not be proposed and enacted at some time in the future that would preclude the Company from continuing its operations. Should such legislation be enacted, and should the Company be precluded from continuing its operations, it would have a materially adverse effect upon the Company's business and future.

Cost and Effects of Compliance with Environmental Laws

     As a manufacturer, the Company is subject to general local, state and federal regulations governing environmental concerns. Management believes that the Company has always been and continues to be in compliance with all such laws.

     Special precautions have been taken by the Company to ensure that adequate ventilation exists for the portion of the Company's operations that utilize lead and/or brass. Additionally, the Company's gunpowder supply is humidity and temperature controlled in a secure facility.

Employees

     At December 31, 2001, the Company employed thirty-seven (37) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future sales and production requirements.

Item 2. Description of Property

     The Company maintains its executive offices at 3545 NW 71st Street, Miami, FL 33147. Its telephone number is (305) 835-7400 and its facsimile number is
(305) 694-0037.

     The Company leases 24,000 square feet of warehouse space, owned by the family of one of its officers and directors, Andres Fernandez, at a rate of $3,931 per month plus applicable sales taxes. This equates to a rate per square for of $2.71 per year. Management believes comparable rentals in the area average about $4.50 per square foot. The Company is operating under a five-year lease agreement expiring on October 31, 2003 that contains a clause that the lease may be renewed for an additional ten (10) year period upon written notification to the lessor no later than 120 days prior to the scheduled expiration date at a rental rate based upon the fair market value for similar space in a similar location at the time of renewal. This facility is used as the Company's production facility and headquarters.

Item 3. Legal Proceedings

     The Company is not a party to any pending litigation at this time nor is any of its property subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a)   Market Information.

     The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "AAMI" and has been since October 23, 2001. Prior to that time, it was approved for trading under symbol "FBIB," although it never traded under that symbol. The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

Quarter                    Ask/High     Bid/Low
---------------------      --------     --------
09/01/2001-12/31/2001      1.75         0.53

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

(b)  Holders.

     As of December 31, 2001 the Company had fifty-two (52) shareholders of record of its 26,850,000 outstanding shares of common stock, 23,728,800 of which are restricted Rule 144 shares and 3,121,200 of which are free-trading. Of the Rule 144 shares, 0 shares have been held by affiliates of the Company for more than one (1) year.

(c)  Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.    Management's Discussion and Analysis

(a)  Caution Regarding Forward-Looking Information

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(b)  Summary

     American Ammunition, Inc. (AAI or Company) was incorporated on February 1, 2000 in the State of California as FirsTelevision.com. AAI subsequently changed its corporate name to FBI Fresh Burgers International with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches. However, there was no assurance that this business concept would be successful.

     On September 29, 2001, the Company, F&F Equipment, Inc. (F&F) and the individual shareholders of F&F entered into an "Agreement For The Exchange Of Common Stock" (Exchange Agreement) whereby the shareholders of F&F exchanged 100.0% of the issued and outstanding stock of F&F for 21,000,000 post-forward split shares of restricted, unregistered common stock of the Company. F&F Equipment, Inc. then became a wholly-owned subsidiary of the Company.

     The acquisition of F&F Equipment, Inc., on September 29, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby F&F Equipment, Inc. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the September 29, 2001 change in control transaction, the financial statements of the Company reflect the historical financial statements of F&F Equipment, Inc. from its inception on October 4, 1983 and the operations of the Company subsequent to September 29, 2001.

     Concurrent with the September 29, 2001 reverse acquisition transaction, the Company amended its Articles of Incorporation to change the Company's name to American Ammunition, Inc. and modified the Company's capital structure to allow for the issuance of up to 320,000,000 total equity shares consisting of 20,000,000 shares of preferred stock and 300,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

     On October 9, 2001, the Company effected a three (3) for one (1) forward stock split. This action caused the then issued and outstanding shares to increase from 2,990,400 to 8,971,200 on the action date. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

     F&F Equipment, Inc.(Company) was incorporated on October 4, 1983 under the laws of the State of Florida. The Company was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business." The Company conducts its business operations under the assumed name of "American Ammunition".

     The Company and its subsidiary have a year-end of December 31 and uses the accrual method of accounting.

     All discussions in this section pertain to the historical operations of F&F Equipment, Inc. as the accounting successor to the September

(c)  Results of Operations

     Year ended December 31, 2001 compared to Year ended December 31, 2000

     The Company's operations were hampered during 2001 as a result of on-going litigation between the Company and it's financial lending institution. As the Company was unable to access credit lines for working capital, it was unable to offer selling terms comparable to its competitors and, accordingly, experienced a significant reduction in sales from prior years. This litigation was settled during June 2001 and the Company negotiated a new working capital note with a different financial institution which provided liquidity for the remainder of 2001.

     During the year ended December 31, 2001, the Company experienced revenues of approximately $428,000 as compared to approximately $1,716,000 for the year ended December 31, 2000.

     The Company experienced costs of goods sold of approximately $1,629,000 and $2,026,000 for the years ended December 31, 2001 and 2000, respectively. The Company experiences variable costs in the area of material consumption and direct labor. The Company has recognized depreciation expense on production equipment of approximately $629,000 and $617,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods unless the Company is successful in its plans to expand production.

     Due to the lack of liquidity, the Company has been unable to reach its break-even point. This situation has generated a negative gross profit of approximately ($1,201,000), or (280.97%) for the year ended December 31, 2001 and approximately ($310,000), or (18.07%). The Company anticipates that with adequate liquidity, it will be able to generate a positive gross profit during Calendar 2002.

     The Company experiences relatively consistent expenditure levels for executive and administrative compensation, interest expense and depreciation expense. The Company renegotiated its working capital note payable in June 2001. This note bears interest at the Wall Street Journal published prime rate plus 2.0%. The new note has payment terms as follows: For the first year (through June 28, 2002), interest only, payable monthly. Thereafter, starting on July 28, 2002, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. The note is secured by virtually all of the Company's real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement. Accordingly, the Company anticipates relatively stable interest expense, or declining levels, in future periods depending on expansion and additional equipment financing requirements. The Company does not anticipate the addition of significant additions to office and administrative personnel.

     The Company experienced nominal research and development expenses during 2001 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program.

     Due to the lack of liquidity in 2001 and prior years, the Company has not developed an extensive marketing effort. Accordingly, expenditures in this area have been nominal. Due to improved liquidity during the last 1/2 of 2001 and for future periods, the Company anticipates, as internally generated funds are available, to increase its marketing efforts to boost sales.

     Other general and administrative expenses increased from approximately $87,000 during Calendar 2000 to approximately $535,000 during Calendar 2001. The majority of this increase was a result of professional and consulting fees related to the Company's reverse acquisition transaction in September 2001, and includes approximately $415,000 for non-cash charges related to fees and services charged to operations which were paid with common stock.

     The Company also experienced non-cash income (charges) to operations resulting from a one-time gain of approximately $755,000 for the settlement of the litigation with its former lending institution and approximately ($392,000) in amortization of a beneficial conversion feature discount on preferred stock with an equivalent post-conversion common stock price at an amount less than the quoted closing market price of the Company's common stock as of the sale date of the underlying convertible preferred stock.

     The Company recognized a net loss of approximately $(2,212,000) and $(1,216,000) for the years ended December 31, 2001 and 2000, respectively, or $(0.08) and $(0.05) per share.

Year ended December 31, 2000 compared to Year ended December 31, 1999

     During Calendar 2000, the Company began to incur liquidity problems as a result of actions taken by its-then lending institution. The actions taken by the lending institution led to litigation being filed by the Company against the lending institution. The result of these problems was responsible for the Company's revenues declining from approximately $2,914,000 in Calendar 1999 to approximately $1,716,000 Calendar 2000.

     The Company experienced costs of goods sold of approximately $2,026,000 and $2,780,000 for the years ended December 31, 2000 and 1999, respectively. The Company experiences variable costs in the area of material consumption and direct labor. The Company has recognized depreciation expense on production equipment of approximately $617,000 and $591,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods unless the Company is successful in its plans to expand production.

     Due to the lack of liquidity, the Company has been unable to reach its break-even point. This situation has generated a negative gross profit of approximately $(310,000), or (18.07%) for the year ended December 31, 2001 and approximately $106,000, or 3.64%.

     The Company experiences relatively consistent expenditure levels for executive and administrative compensation, interest expense and depreciation expense. Interest expense during Calendar 1999 and 2000, respectively, was related to various long-term capital leases for equipment and various debt instruments which were cancelled in June 2001 as a result of aforementioned litigation. The Company does not anticipate the addition of significant additions to office and administrative personnel.

     Due to the lack of liquidity in 2001 and prior years, the Company has not developed an extensive marketing effort. Accordingly, expenditures in this area have been nominal. Other general and administrative expenses declined during Calendar 2000 from approximately $237,000 in Calendar 1999 to approximately $87,000 during Calendar 2000.

     The Company recognized a net loss of approximately $(1,216,000) and $(862,000) for the years ended December 31, 2001 and 2000, respectively, or $(0.05) and $(0.03) per share.


(d)  Liquidity and Capital Resources

     As of December 31, 2001, 2000 and 1999, respectively, the Company had working capital of approximately $341,000, $(8,877,760) and $(7,956,000). The Company's working capital position improved significantly in Calendar 2001 with the settlement of litigation involving its outstanding debt to its-then financial institution and the concurrent restructuring of working capital debt into a long-term instrument.

     The Company has generated (used) cash in operating activities of approximately $(1,100,000), $18,000 and $405,000 during the years ended December 31, 2001, 2000 and 1999. The cash used in operating activities during 2001 was offset with cash received in the sale of Class A Convertible Preferred Stock or Common Stock. The Company anticipates that its improved liquidity position during the last half of Calendar 2001 will allow for improved sales and, accordingly, improved liquidity in future periods.

     The Company has plans to increase its production capability in the immediate future by 50% to 100%. Accordingly, this expansion will require additional capital which is anticipated to be raised in various combinations of capital leases, bank debt and/or equity offerings. At this time, the Company has no definitive budgets or timetables for such expansion and this expansion, if any, will be dependent upon market demand for the Company's products. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

(e)  Product Research and Development

     The Company believes that research and development activities will allow for the development and introduction of new products into the ammunition marketplace. Over the next 12 calendar months, the Company anticipates completing the design, development and introduction of its new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program. Management also believes that this projectile will have wide acceptance in the home security and sport hunting markets.

     Further, additional ammunition calibers and/or projectiles may be developed by the Company depending upon market research, acceptance in the marketplace of existing products and production capabilities. At this time, there are no definitive plans for the further introduction of other new products into the marketplace.


Item 7. Financial Statements

     The required consolidated financial statements begin on page F-1 of this document.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

                        Consolidated Financial Statements
                                       and
                          Independent Auditor's Report
                           December 31, 2001 and 2000










\




                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

                                    CONTENTS

                                                                                          Page

Report of Independent Certified Public Accountants                                         F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2001 and 2000 (post-acquisition)
     and December 31, 2000 (pre-acquisition)                                               F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31 2001 and 2000 (post-acquisition) and the period from February 1, 2000 (date of incorporation) through
     December 31, 2000 (pre-acquisition)                                                   F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2001 and 2000 (post-acquisition) and the period from February 1, 2000 (date of incorporation) through
     December 31, 2000 (pre-acquisition)                                                   F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2001 and 2000 (post-acquisition) and the period from February 1, 2000 (date of incorporation) through
     December 31, 2000 (pre-acquisition)                                                   F-8

   Notes to Consolidated Financial Statements                                             F-10

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
American Ammunition, Inc.
   (formerly FBI Fresh Burgers International)

We have audited the accompanying consolidated balance sheets of American Ammunition, Inc. (formerly FBI Fresh Burgers International) (a California corporation) as of December 31, 2001 and 2000 (post-acquisition) and December 31, 2000 (pre-acquisition) and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2001 and 2000 (post- acquisition) and the period from February 1, 2000 (date of incorporation) through December 31, 2000 (pre- acquisition). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ammunition, Inc. (formerly FBI Fresh Burgers International, Inc) as of December 31, 2001 and 2000 (post-acquisition) and December 31, 2000 (pre-acquisition) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2001 and 2000
(post-acquisition) and for the period from February 1, 2000 (date of incorporation) through December 31, 2000 (pre-acquisition), in conformity with generally accepted accounting principles generally accepted in the United States of America.



                                                       S. W. HATFIELD, CPA
Dallas, Texas
March 12, 2002

                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                            (post-acquisition)(post-acquisition)(pre-acquisition)
                                                               December 31,     December 31,     December 31,
                                                                 2001              2000              2000
                                                            -----------------------------------------------------
         ASSETS
Current Assets
   Cash on hand and in bank                                       $   596,419   $          858   $          -
   Accounts receivable - trade, net of
     factored accounts of approximately
     $-0- and $10,070 and allowance for
     doubtful accounts of $-0- and $-0-, respectively                       -           60,415              -
   Inventory                                                          314,741          333,410              -
   Prepaid expenses                                                     9,458                -              -
                                                                  ------------  --------------   ------------

     Total Current Assets                                             920,618          394,683              -
                                                                  ------------  --------------   ------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                         6,470,064         6,365,802              -
   Office furniture and fixtures                                     50,856             49,699              -
   Leasehold improvements                                            182,052           181,814              -
                                                                  ------------  --------------   ------------
                                                                   6,702,972         6,597,315              -
   Accumulated depreciation                                       (2,737,717)       (2,097,881)             -
                                                                  ------------  --------------   ------------

     Net Property and Equipment                                    3,965,255         4,499,434              -
                                                                  ------------  --------------   ------------


Other Assets
   Loan costs, net of accumulated amortization of
     approximately $69,334, $23,778 and $-0-, respectively                 -            45,556              -
   Investment in acquisition candidate                                     -                 -         21,000
   Deposits and other                                                 74,310            59,712              -
                                                                  ------------  --------------   ------------

     Total Other Assets                                               74,310           105,268         21,000
                                                                  ------------  --------------   ------------

TOTAL ASSETS                                                      $ 4,960,183   $    4,999,385   $     21,000
                                                                  ============  ==============   ============




                                  - Continued -

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2001 and 2000

                                                            (post-acquisition)(post-acquisition)(pre-acquisition)
                                                               December 31,     December 31,     December 31,
                                                                 2001              2000              2000
                                                            -----------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Cash overdraft                                                 $          -  $       73,234   $          -
   Notes payable to a bank                                                   -       1,143,381              -
   Current maturities of leases payable                                  8,365          28,409              -
   Accounts payable - trade                                            461,902         684,674              -
   Accrued excise taxes payable                                          8,641          27,380              -
   Accrued interest payable                                              1,000       3,308,038              -
   Note payable to stockholder                                         100,000       4,007,327              -
                                                                  ------------  --------------   ------------
     Total Current Liabilities                                         579,908       9,272,443              -

Long-Term Liabilities
   Note payable to a bank                                              950,000               -              -
   Capital leases payable                                               17,348          79,875              -
                                                                  ------------  --------------   ------------

     Total Liabilities                                               1,547,256       9,352,318              -
                                                                  ------------  --------------   ------------


Commitments and Contingencies


Mandatory Convertible Preferred Stock
   45,600 shares issued and outstanding                                228,000               -              -
                                                                  ------------  --------------   ------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                  -               -              -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     49,975,614, 26,850,000 and 26,850,000
     shares issued and outstanding                                      49,976          26,850         26,850
   Additional paid-in capital                                       14,700,771       4,974,150         (3,900)
   Accumulated deficit                                             (11,565,820)     (9,353,933)        (1,950)
                                                                  ------------  --------------   ------------

   Total Stockholders' Equity                                        3,184,927      (4,352,933)        21,000
                                                                  ------------  --------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,960,183  $    4,999,385   $     21,000
                                                                  ============  ==============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            Years ended December 31, 2001 and 2000 (post-acquisition)
            and Period from February 1, 2000 (date of incorporation)
                  through December 31, 2000 (pre-acquisition)

                                                           (post-acquisition)  (post-acquisition) (pre-acquisition)
                                                                                                      Period from
                                                                                                   February 1, 2000
                                                               Year ended          Year ended         through
                                                               December 31,        December 31,      December 31,
                                                                2001               2000              2000
                                                             -------------------------------------------------------
Revenues                                                     $        427,529   $      1,715,885    $              -
                                                             ----------------   ----------------    ----------------

Cost of Sales
   Materials                                                          357,399          1,158,662                   -
   Direct Labor                                                       260,012            210,707                   -
   Other direct costs and expenses                                    382,407             39,633                   -
   Depreciation                                                       628,925            616,982                   -
                                                             ----------------   ----------------    ----------------
     Total Cost of Sales                                            1,628,743          2,025,984                   -
                                                             ----------------   ----------------    ----------------

Gross Profit                                                       (1,201,214)          (310,099)                  -
                                                             ----------------   ----------------    ----------------

Operating Expenses
   Research and development expenses                                    3,963                  -                   -
   Marketing and promotion expenses                                     4,043              4,609                   -
   Salaries, wages and related expenses                               365,079            363,265                   -
   Other operating expenses                                           535,450             86,901               1,950
   Interest expense                                                   453,943            438,226
   Depreciation expense                                                10,911             12,769                   -
                                                             ----------------   ----------------    ----------------
     Total Operating Expenses                                       1,373,389            905,770               1,950
                                                             ----------------   ----------------    ----------------

Loss from Operations                                               (2,574,603)        (1,215,869)            (1,950)

Other Income (Expense)
   Settlement of litigation                                           754,830                  -                   -
   Amortization of Beneficial Conversion
     Feature Discount on Preferred Stock                             (392,114)                 -                   -
                                                             ----------------   ----------------    ----------------

Loss before Income Taxes                                           (2,211,887)        (1,215,869)             (1,950)

Provision for Income Taxes                                                  -                  -                   -
                                                             ----------------   ----------------    ----------------

Net Loss                                                           (2,211,887)        (1,215,869)             (1,950)

Other Comprehensive Income                                                  -                  -                   -
                                                             ----------------   ----------------    ----------------

Comprehensive Loss                                           $     (2,211,887)  $     (1,215,869)   $         (1,950)
                                                             ================   ================    ================

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                                   $          (0.08)  $          (0.05)                nil
                                                             ================   ================    ================
Weighted-average number of
   common shares outstanding                                       28,019,722         26,850,000           5,850,000
                                                             ================   ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            Years ended December 31, 2001 and 2000 (post-acquisition) and Period from February 1, 2000 (date of incorporation)
                  through December 31, 2000 (pre-acquisition)

                                                Mandatory Convertible
                                                    Preferred Stock       Common Stock       Additional
                                                ---------------------  -------------------    paid-in    Accumulated
                                                  Shares     Amount      Shares      Amount   capital      deficit         Total
                                               -------------------------------------------------------------------------------------
Stock issued to founders
   at formation                                        -     $     -   1,810,000  $  1,810   $        -   $        -   $      1,810
   Effect of 3 for 1 forward split                     -           -   3,620,000     3,620       (3,620)           -              -

Stock issued for services                              -           -     140,000       140            -            -            140
   Effect of 3 for 1 forward split                     -           -     280,000       280         (280)           -              -

Issuance of common stock for acquisition
   of subsidiary                                       -           -  21,000,000    21,000            -            -         21,000

Net loss for the year (pre-acquisition)                -           -           -         -            -       (1,950)        (1,950)
                                               ----------   -------- ----------- ---------  -----------  ------------ --------------

Balances at December 31, 2000
   (pre-acquisition)                                   -           -  26,850,000    26,850       (3,900)      (1,950)        21,000

Recapitalization due
   to reverse merger with
   F&F Equipment, Inc.                                 -           -           -         -    4,978,050   (8,136,114)    (3,158,064)

Net loss for the year (post-acquisition)               -           -           -         -            -   (1,215,869)    (1,215,869)
                                               ----------   -------- ----------- ---------  -----------  ------------ --------------

Balances at December 31, 2000
   (post-acquisition)                                  -    $      -  26,850,000 $  26,850  $ 4,974,150  $(9,353,933) $  (4,352,933)
                                               ==========   ======== =========== =========  ===========  ============ ==============




                                  - Continued -

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            Years ended December 31, 2001 and 2000 (post-acquisition) and Period from February 1, 2000 (date of incorporation)
                  through December 31, 2000 (pre-acquisition)

                                                Mandatory Convertible
                                                    Preferred Stock       Common Stock       Additional
                                                ---------------------  -------------------    paid-in    Accumulated
                                                  Shares     Amount      Shares      Amount   capital      deficit         Total
                                               -------------------------------------------------------------------------------------
Balances at December 31, 2000
   (post-acquisition)                                  -    $      -  26,850,000 $  26,850  $ 4,974,150  $ (9,353,933) $ (4,352,933)

Issuance of common stock for
   Consulting fees - pre-acquisition                   -           -     124,400       125      124,275             -       124,400
     Recapitalization due to reverse
     merger with F&F Equipment, Inc.                   -           -           -         -     (124,400)            -      (124,400)
   Consulting fees - post-acquisition                  -           -     916,000       916      413,160             -       414,076
     Effect of 3 for 1 forward split
     on cumulative consulting fees                     -           -   2,080,800     2,081       (2,081)            -             -
   Cash                                                -           -     222,222       222       99,778             -       100,000
   Settlement of accounts payable                      -           -     535,272       535      240,337             -       240,872

Private placement of Preferred Stock             284,600   1,423,000           -         -            -             -             -
   Less costs of raising capital                       -           -           -         -     (144,915)            -      (144,915)
   Beneficial Conversion Feature
     Discount on Preferred Stock                       -           -           -         -    1,207,993             -     1,207,993

Conversion of shareholder debt and
   accrued interest into Preferred Stock       1,510,720   7,553,600           -         -            -             -             -

Conversion of Preferred Stock to
   Common Stock                               (1,749,720) (8,748,600) 19,246,920    19,247    8,729,353             -     8,748,600
   Adjustment of the unamortized
     balance of Beneficial Conversion
     Feature Discount as a result
     of the exercise of conversion                     -           -           -         -     (816,879)            -      (816,879)

Net loss for the year (post-acquisition)               -           -           -         -            -    (2,211,887)   (2,211,887)
                                               ----------   --------- ---------- ---------  -----------  ------------ --------------

Balances at December 31, 2001
   (post-acquisition)                              45,600   $ 228,000 49,975,614 $  49,976  $14,700,771  $(11,565,820)$   3,184,927
                                               ==========   ========= ========== =========  ===========  ============ ==============


The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 2001 and 2000 (post-acquisition) and
              Period from February 1, 2000 (date of incorporation)
                  through December 31, 2000 (pre-acquisition)

                                                           (post-acquisition)  (post-acquisition) (pre-acquisition)
                                                                                                      Period from
                                                                                                   February 1, 2000
                                                               Year ended          Year ended         through
                                                               December 31,        December 31,      December 31,
                                                                2001               2000              2000
                                                             -------------------------------------------------------
Cash flows from operating activities
   Net loss for the year                                     $  (2,211,887)     $  (1,215,869)      $    (1,950)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                               639,836            638,398                 -
       Gain on litigation settlement                              (754,830)                -                  -
       Common stock issued for fees and services                   540,534                 -              1,950
       Accrued interest converted to preferred stock               240,440                 -                  -
       Amortization of conversion discount
         on preferred stock                                        392,114                 -                  -
       (Increase) Decrease in
         Accounts receivable                                        60,415            86,488                  -
         Inventory                                                  18,669           (49,725)                 -
         Prepaid expenses, deposits and other                      (24,056)          (50,457)                 -
       Increase (Decrease) in
         Accounts payable - trade                                   18,100           335,427                  -
         Interest payable                                           (1,000)          320,586                  -
         Excise taxes payable                                      (18,739)          (47,240)                 -
                                                             --------------     --------------      -------------
Net cash provided by (used in) operating activities             (1,100,404)           17,608                  -
                                                             --------------     --------------      -------------

Cash flows from investing activities
   Purchase of property and equipment                             (105,657)         (265,268)                 -
                                                             --------------     --------------      -------------
Net cash used in investing activities                             (105,657)         (265,268)                 -
                                                             --------------     --------------      -------------

Cash flows from financing activities
   Increase in cash overdraft                                        7,760            73,234                  -
   Cash received (paid) on short term loans - net                 (451,652)          (14,583)                 -
   Cash received on long-term loans                                950,000                 -                  -
   Principal paid on long-term loans                                     -           (42,841)                 -
   Principal paid on long-term capital leases                      (82,571)          (24,749)                 -
   Cash received on sale of Mandatory
     Convertible Preferred Stock                                 1,423,000                 -                  -
   Cash received on sale of common stock                           100,000                 -                  -
   Cash paid to acquire capital                                   (144,915)                -                  -
                                                             --------------     --------------      --------------
Net cash provided by financing activities                        1,801,622            (8,939)                 -
                                                             --------------     --------------      --------------

INCREASE (DECREASE) IN CASH                                        595,561          (256,599)                 -

Cash at beginning of year                                              858           256,457                  -
                                                             --------------     --------------      --------------

Cash at end of year                                          $     596,419      $        858        $         -
                                                             ==============     ==============      ==============

                                  - Continued -

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 2001 and 2000 (post-acquisition) and
              Period from February 1, 2000 (date of incorporation)
                  through December 31, 2000 (pre-acquisition)


                                                           (post-acquisition)  (post-acquisition) (pre-acquisition)
                                                                                                      Period from
                                                                                                   February 1, 2000
                                                               Year ended          Year ended         through
                                                               December 31,        December 31,      December 31,
                                                                2001               2000              2000
                                                             -------------------------------------------------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                            $        214,503   $        108,993    $              -
                                                             ================   ================    ================
     Income taxes paid for the period                        $              -   $            -      $              -
                                                             ================   ================    ================

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest
       payable to a shareholder into preferred stock         $      7,553,600   $              -    $              -
                                                             ================   ================    ================
     Payment of accounts payable with
       issuance of common stock                              $        240,872   $              -    $              -
                                                             ================   ================    ================




The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Description of Business

American Ammunition, Inc. (AAI or Company) was incorporated on February 1, 2000 in the State of California as FirsTelevision.com. AAI subsequently changed its corporate name to FBI Fresh Burgers International with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches. However, there was no assurance that this business concept would be successful.

On September 29, 2001, the Company, F&F Equipment, Inc. (F&F) and the individual shareholders of F&F entered into an "Agreement For The Exchange Of Common Stock" (Exchange Agreement) whereby the shareholders of F&F exchanged 100.0% of the issued and outstanding stock of F&F for 21,000,000 post-forward split shares of restricted, unregistered common stock of the Company. F&F Equipment, Inc. then became a wholly-owned subsidiary of the Company.

The acquisition of F&F Equipment, Inc., on September 29, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby F&F Equipment, Inc. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the September 29, 2001 change in control transaction, the financial statements of the Company reflect the historical financial statements of F&F Equipment, Inc. from its inception on October 4, 1983 and the operations of the Company subsequent to September 29, 2001.

Concurrent with the September 29, 2001 reverse acquisition transaction, the Company amended its Articles of Incorporation to change the Company's name to American Ammunition, Inc. and modified the Company's capital structure to allow for the issuance of up to 320,000,000 total equity shares consisting of 20,000,000 shares of preferred stock and 300,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On October 9, 2001, the Company effected a three (3) for one (1) forward stock split. This action caused the then issued and outstanding shares to increase from 2,990,400 to 8,971,200 on the action date. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

F&F Equipment, Inc.(Company) was incorporated on October 4, 1983 under the laws of the State of Florida. The Company was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business." The Company conducts its business operations under the assumed name of "American Ammunition".

The Company and its subsidiary have a year-end of December 31 and use the accrual method of accounting.

The accompanying consolidated financial statements contain the accounts of American Ammunition, Inc. (formerly FBI Fresh Burgers International) and its wholly-owned subsidiary, F&F Equipment, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".

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

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies

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

5    Loan costs

     Amounts paid for origination fees related to loans payable are amortized over the scheduled maturity of the corresponding debt.

6.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies - Continued

7.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, the Company had no warrants and/or options outstanding.

8.   Advertising

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note D - Inventory

As of December 31, 2001 and 2000, inventory consisted of the following components:

                        (post-acquisition) (post-acquisition) (pre-acquisition)
                           December 31,       December 31,       December 31,
                               2001               2000              2000
                        -------------------------------------------------------
Raw materials             $  82,454          $  109,467            $     -
Work in process             197,704             196,935                  -
Finished goods               34,583              27,008                  -
                          ---------          ----------            --------

Totals                    $ 314,741          $  333,410            $     -
                          =========          ==========            ========



                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note E - Property and Equipment

Property and equipment consist of the following components:

                                         (post-acquisition)(post-acquisition)
                                            December 31,     December 31,       Estimated
                                                2001              2000          useful life
                                          --------------------------------------------------
   Manufacturing equipment                  $6,470,064          $6,365,802      10 years
   Office furniture and fixtures                50,856              49,699       7 years
   Leasehold improvements                      182,052             181,814      20 years
                                             ---------           ---------
                                             6,702,972           6,597,315
   Accumulated depreciation                 (2,737,717)         (2,097,881)
                                             ---------           ---------

   Net property and equipment               $3,965,255          $4,499,434
                                             =========           =========

Total depreciation expense charged to operations for the years ended December 31, 2001 and 2000 was approximately $639,836 and $629,751, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                 (post-acquisition)  (post-acquisition)
                                                    December 31,       December 31,
                                                        2001               2000
                                                  --------------------------------
     Manufacturing and processing equipment          $153,400              $153,400
     Less accumulated depreciation                    (39,179)              (23,839)
                                                      --------              --------

                                                     $114,221              $129,561
                                                      =======               =======


Note F - Notes payable to a Bank

Notes payable to a Bank consist of the following at December 31, 2001 and 2000, respectively:

                                                                         (post-acquisition)  (post-acquisition)
                                                                            December 31,         December 31,
                                                                                2001                 2000
                                                                          -------------------------------------
$200,000 line of credit  payable to a bank.  Interest at the
Bank's prime rate plus 1.50% or 2.00%, respectively.  (11.00
% at December 31, 2000). Interest payable monthly.  Advances and  accrued,  but unpaid,  interest  mature on the 60th day following funding. Agreement is renegotiable annually on the
anniversary   date  in  November  of  each  calendar   year.
Collateralized  by all accounts  receivable,  inventory  and fixed assets of the Company and the personal guaranty of the
Company's President.                                                       $            -      $     200,000

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note F - Notes payable to a Bank - Continued

Notes payable to a Bank consist of the following at December 31, 2001 and 2000, respectively:

                                                                         (post-acquisition)  (post-acquisition)
                                                                            December 31,         December 31,
                                                                                2001                 2000
                                                                          -------------------------------------

$250,000 installment note payable to a bank. Interest at the
Wall Street Journal  published  prime rate plus 2.0% (11.00%
at December 31, 2000).  Payable in monthly  installments  of approximately  $2,083, plus accrued interest.  Final payment
due  in  December  2009.   Collateralized  by  all  accounts
receivable,  inventory and fixed assets of the Company,  the personal guaranty of the Company's  President and a mortgage
on  the  Company's   corporate   offices  and  manufacturing
facility owned by the Company's stockholder.                                            -            235,417

$738,090 (originally $1,000,000) installment note payable to a bank.  Interest at the Wall Street Journal published prime rate plus 2.50%  (11.0% at December  31,  2000).  Payable in monthly  installments of approximately  $7,530, plus accrued interest. Final payment due in March 2008. Collateralized by all accounts  receivable,  inventory and fixed assets of the
Company  and  the   personal   guaranty  of  the   Company's
President.                                                                              -            707,964
                                                                             -------------     --------------

   Total notes payable to a bank                                            $           -      $   1,200,805
                                                                             =============     ===============


As of December 31, 2000, the Company was operating under a bank approved moratorium on the payment of principal and interest on all of the above listed notes payable. During 2001, the Company and its President commenced litigation against the lending institution and , on June 29, 2001, the Company and the Bank executed a Settlement and Compromise Agreement whereby all loans and debts of the Company to the Bank were settled and cancelled for a one-time cash payment of $550,000. Accordingly, due to the circumstances surrounding the final settlement and retirement of these loans, they were classified as "current" on December 31, 2000 in the accompanying consolidated balance sheets. The source of funds for the $550,000 settlement came from a new $950,000 note payable to another financial institution.

As a result of this settlement, the Company recognized a one-time gain on the settlement of approximately $754,830.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note G - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2001 and 2000, respectively:

                                                                         (post-acquisition)  (post-acquisition)
                                                                            December 31,         December 31,
                                                                                2001                 2000
                                                                          -------------------------------------

Three  and six  capital  leases,  respectively,  payable  to various equipment financing companies. Interest, at December
31,  2001,  ranging  between  11.37% and 14.05%.  Payable in
aggregate  monthly   installments  of  approximately   $935,
including accrued  interest,  as of December 31, 2001. Final maturities  occur between  September 2004 and December 2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                                 $       25,713      $     108,284

     Less current maturities                                                       (8,365)           (28,409)
                                                                             -------------     --------------

     Long-term portion                                                     $       17,348      $      79,875
                                                                             =============     ==============

Future maturities of capital leases payable are as follows:

                              Year ending
                              December 31      Amount
                              ------------------------

                              2002           $ 8,365
                              2003             9,507
                              2004             7,841
                                              ------

                              Totals         $25,713
                                              ======


Note H - Loan payable to Stockholder

                                                                         (post-acquisition)  (post-acquisition)
                                                                            December 31,         December 31,
                                                                                2001                 2000
                                                                          -------------------------------------

$4,007,327  note  payable  to  the  Company's   stockholder.
Interest at 8.0%.  Principal and accrued interest payable at maturity. Maturity at December 31 annually and automatically renews for an equivalent  annual period unless called by the
Stockholder  at least 90 days prior to maturity.  Unsecured.
Converted to preferred stock during 2001.

                                                                            $           -      $  4,007,327
                                                                             =============     ==============

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note I - Long-Term Debt Payable to a Bank

On June 28, 2001, in anticipation of the settlement of litigation with a financial institution, the Company executed a new $950,000 note payable to another financial institution. This new note bears interest at the Wall Street Journal published prime rate plus 2.0%. The new note has payment terms as follows: For the first year (through June 28, 2002), interest only, payable monthly. Thereafter, starting on July 28, 2002, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. The note is secured by virtually all of the Company's real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement.


Note J - Preferred Stock Transactions

In September and October 2001, the Company issued 222,600 shares of $5.00 Series A Convertible Preferred Stock (Series A Preferred Stock) for total proceeds of approximately $1,113,000 through an ongoing private placement. The Series A Convertible Preferred Stock provides for cumulative dividends at a rate of 8.0% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Preferred Stock is convertible into 11 shares of the Company's common stock at any time after 6 months of the date of issue and prior to the notice of redemption at the option of the holder, subject to adjustments for customary anti- dilution events.

In September 2001, the Company's principal shareholder converted approximately $4,007,327 of unsecured debt and approximately $3,546,273 of cumulative and unpaid accrued interest into 1,510,710 shares of Series A Preferred Stock.

In September 2001, a creditor of the Company agreed to convert approximately $10,000 of trade accounts payable into 2,000 shares of Series A Preferred Stock.

In February 2002, certain holders of the Series A Preferred Stock notified the Company of their intent to exercise the conversion features on 1,749,720 issued and outstanding shares of Series A Preferred Stock into 19,246,920 shares of common stock. Due to the timing of the conversion in relation to the Company's year-end and the first available date for such conversion, the effect of the conversion exercise is reflected in the accompanying financial statements as if the conversion had occurred on December 31, 2001.

In conjunction with the issuance of certain shares of the Series A Preferred Stock, certain shares were issued with an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on the issue date. This difference created a Beneficial Conversion Feature Discount of approximately $1,207,993. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the initial eligible conversion date. Approximately $392,114 was amortized to operations and the unamortized balance was reclassified to additional paid-in capital on December 31, 2001 as a result of the February 2002 conversion exercise.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note K - Common Stock Transactions

Concurrent with the September 29, 2001 reverse acquisition transaction, the Company amended its Articles of Incorporation to change the Company's name to American Ammunition, Inc. and modified the Company's capital structure to allow for the issuance of up to 320,000,000 total equity shares consisting of 20,000,000 shares of preferred stock and 300,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On October 9, 2001, the Company effected a three (3) for one (1) forward stock split. This action caused the then issued and outstanding shares to increase from 2,990,400 to 8,971,200 on the action date. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

In February 2000, the Company issued 5,430,000 post-forward split shares (1,810,000 pre-forward split shares) of restricted, unregistered common stock to its founders for administrative services and services related to the development and implementation of the Company's business plan, in effect at the time. These transactions were cumulatively valued at approximately $1,810, which approximates the "fair value" of the services provided. These amounts are charged to operations in the accompanying pre-acquisition consolidated financial statements.

In June 2000, the Company issued 420,000 post-forward split shares (140,000 pre-forward split shares) of restricted, unregistered common stock to two unrelated individuals for services related to the implementation of the Company's business plan, in effect at the time. These transactions were cumulatively valued at approximately $140, which approximates the "fair value" of the services provided. These amounts are charged to operations in the accompanying pre-acquisition consolidated financial statements.

In March and May 2001, the Company issued an aggregate 496,200 post-reverse split shares (165,400 pre-forward split shares) of common stock, pursuant to a Registration Statement on Form SB-2, to various individuals providing investment, financial and acquisition consulting services to the Company. These transactions were cumulatively valued at approximately $165,400, which approximates the "fair value" of the services provided. These amounts are charged to operations in the accompanying pre-acquisition consolidated financial statements.

In September 2001, the Company issued 2,625,000 post-reverse split shares (875,000 pre-forward split shares) of common stock, pursuant to a Registration Statement on Form SB-2, to six individuals providing investment and financial consulting services to the Company. These transactions were cumulatively valued at approximately $875,000, which approximates the "fair value" of the services provided. These amounts are charged to operations in the accompanying pre-acquisition consolidated financial statements.

In September 2001, the Company issued an aggregate 21,000,000 post-forward split shares of restricted, unregistered common stock to the shareholders of F&F Equipment, Inc. in exchange for 100.0% of the issued and outstanding stock of F&F Equipment, Inc. F&F Equipment, Inc. became a wholly-owned subsidiary of the Company as a result of this transaction.

In December 2001, the Company issued 222,222 shares of post-forward split shares of restricted, unregistered common stock to an unrelated entity in exchange for the cancellation of $100,000 of short-term debt. In March 2002, the Company issued an additional 277,777 shares of restricted, unregistered common stock in payment for $100,000 in short-term debt payable and $25,000 in agreed-upon interest payable to a shareholder, thereby satisfying all outstanding short-term debt in full.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note K - Common Stock Transactions - Continued

In December 2001, the Company issued 535,272 shares of restricted, unregistered common stock to a creditor in settlement of approximately $242,872 in open trade accounts payable.


Note L - Related Party Transactions

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long- term operating lease agreement. The lease requires a monthly payment of approximately $3,931, plus applicable sales taxes. Further, the Company is responsible for all utilities and maintenance expenses. The lease expires on October 31, 2003 and contains a clause that the lease may be renewed for an additional ten year period upon written notification to the lessor no later than 120 days prior to the scheduled expiration date at a rental rate based upon the fair value for similar space in a similar location.

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


Note M - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2001 and 2000, respectively, are as follows:

                                 (post-acquisition)  (post-acquisition)
                                     Year ended          Year ended
                                    December 31,         December 31,
                                        2001                 2000
                                  -------------------------------------
Federal:
  Current                          $     -               $    -
  Deferred                               -                    -
                                   -------               ------
                                         -                    -
                                   -------               ------
State:
  Current                                -                    -
  Deferred                               -                    -
                                   -------               ------
                                         -                    -
                                   -------               ------
  Total                            $     -               $    -
                                   =======               ======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $5,800,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note M - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                          (post-acquisition)    (post-acquisition)
                                                              Year ended           Year ended
                                                             December 31,         December 31,
                                                                 2001                2000
                                                           --------------------------------------
Statutory rate applied to loss before income taxes         $     (752,000)      $    (413,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                   -
     Other, including reserve for deferred tax asset              752,000             413,000
                                                           --------------       -------------

       Income tax expense                                  $            -       $           -
                                                           ==============       =============

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                                          (post-acquisition)    (post-acquisition)
                                                              Year ended           Year ended
                                                             December 31,         December 31,
                                                                 2001                2000
                                                           --------------------------------------
Deferred tax assets - long-term
  Net operating loss carryforwards                         $   1,980,000        $   1,230,000
Deferred tax liabilities - long-term
  Statutory depreciation differences                            (250,000)            (280,000)
                                                           -------------        -------------
                                                               1,730,000              950,000
Less valuation allowance                                      (1,730,000)            (950,000)
                                                           -------------        -------------

  Net Deferred Tax Asset                                   $           -        $           -
                                                           =============        ==============

During the years ended December 31, 2001 and 2000, respectively, the valuation allowance increased (decreased) by approximately $780,000 and $(70,000).

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note N - Contingencies

In May 1998, the Company entered into a $500,000 accounts receivable factoring facility with its then financial institution. The facility provided for the purchase of various trade accounts receivable by the bank from the Company at 80.0% of the face value of the underlying invoice. The Company paid a discount fee of 1.5% for invoices settled between 1 and 30 days of invoice date, 3.0% for invoices settled between 31 and 60 days of invoice date and an additional 1.5% for each additional 30 days thereafter. All accounts receivable invoices were factored with full recourse to the Company and the Company bears all credit risk associated with the factored invoices. At December 31, 2000 the Company was at risk for approximately $10,070 of factored invoices. The Company experienced no losses related to the factoring agreement. This Agreement was terminated in conjunction with the execution of the Settlement and Compromise Agreement on June 29, 2001.

Note O - Significant Customers

During the years ended December 31, 2001 and 2000, respectively, the Company had a single customer responsible for approximately 51% and 32% of total sales. There were no other customers responsible for more than 10.0% of total net sales during 2001 and 2000, respectively.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     On January 29, 2002 the Company notified its accountants, Roger G. Castro, CPA that they were being dismissed as the Company's independent auditors. The stated reasons were that the Registrant wanted to retain the auditor of its wholly-owned subsidiary, needed to consolidate the audits of the parent and subsidiary to comply with SEC requirements and did not want to engage the services of more than one (1) auditor. The Company's Board of Directors made the decision to change accountants.

     During the Registrant's past two (2) fiscal years and during any subsequent interim period preceding the date of dismissal, the Company has had no disagreements with Roger G. Castro, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The report of Roger G. Castro, CPA on the financial statements for the past two (2) fiscal years did not contain an adverse opinion nor a disclaimer of opinion nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

     On January 29, 2002 the Company provided Roger G. Castro, CPA with a copy of this disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed. On January 29, 2002, the Company received a letter from Roger G. Castro, CPA that it agreed with the statements contained herein.

     On January 29, 2002, the Company  engaged the firm of S.W.  Hatfield,  CPA,
P.O. Box 820392, Dallas, TX 75382 as the Company's independent auditors. Such appointment was accepted by S.W. Hatfield, President of the firm. Prior to such engagement, the Registrant had not consulted S.W. Hatfield, CPA on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Roger G. Castro, CPA.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                      Age      Position(s) with Company
---------------           -----    -----------------------------------------
J.A. Fernandez, Sr.       65       Chairman of the Board and Director of Sales

Andres F. Fernandez       36       President and Chief Executive Officer

Emilio D. Jara            37       Vice-President of Operations, Secretary and Director

Amelia Fernandez          65       Vice President and Director

Maria A. Fernandez        42       Director

Len Hale                  57       Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     J.A. Fernandez, Sr. and Amelia Fernandez are the father and mother of Andres and Maria Fernandez. There are no other family relationships between or among the executive officers and directors of the Company.

Business Experience

     J. A. Fernandez, Sr., age 65, currently serves as the Chairman of the Board and Director or Sales. He has been employed by the Company since its inception in 1983. Mr. Fernandez is the patriarch of what began as a family business and is responsible for the sales activities of the Company. Mr. Fernandez has over 40 years experience in diverse industries including aerospace, advanced polymer manufacturing, munitions, mining and processing of gemstones and metal ores and has utilized such experience for the growth and development of the Company. He is fluent in Spanish.

     Andres Fernandez, age 36, currently serves as President and Chief Executive Officer. Mr. Fernandez has served in each of these capacities since September 2001. He has been employed by the company for over a decade. Mr. Fernandez is responsible for day to day operations and has been a driving force behind the Company and its success in becoming a vertically integrated manufacturer. He studied physics and calculus at St. Thomas University, FL and at the University of Miami, FL. He is a licensed pilot, having graduated from the American Institute of Aeronautics, FL, and received his certificate as a private pilot (fixed wing) as well as private helicopter (rotary)in 1989. In 1989, Mr. Fernandez graduated from the Institute of Public Service (Pan Am), GA as a tactical rappel instructor. In 1990, he graduated from Omni Explosives, TN with a specialty in tactical explosives. Mr. Fernandez was certified by the Florida Department of Law Enforcement Academy in special operations/entry techniques in 1990. He has served as a tactical advisor to U.S. Treasury Department, Bureau of Alcohol, Tobacco, and Firearms, U.S. Customs Service, and the Florida Department of Law Enforcement. He has received numerous commendations and letters of appreciation. He also served on the Board of Veterans Affairs (Hialeah , FL) from 1990 to 1991. He is fluent in Spanish.

     Emilio Jara, age 37, currently serves as Vice President of Operations, Secretary and a Director. Mr. Jara has served in each of these capacities since September 2001. He has been employed with the Company since 1988. He has been an integral part of the Company's technological growth. His abilities have contributed to the Company's research and development and subsequent increase in the number of production lines. Mr. Jara is extremely well versed in metallurgical and ballistic issues. He studied business administration at Miami-Dade Community College (1984/1985). In 1989, he graduated from the Institute of Public Service (Pan Am), GA as a Tactical Rappel Instructor. In 1990, Mr. Jara graduated from Omni Explosives, TN with a specialty in Tactical Explosives. He is fluent in Spanish.

     Amelia Fernandez, age 65, currently serves as Vice President and Director. Mrs. Fernandez has served in each of these capacities since September 2001. he graduated from Conservatorio Falcon (1950), and the National Conservatory of Music in Havana, Cuba in 1952. Mrs. Fernandez holds the degrees of Professor of Piano and Professor of Solmization Theory. She is an accomplished classical pianist, opera singer and artist. As a diamond importer and wholesaler, she completed and graduated from numerous Gemological Institute of America courses, including the diamond and colored stone courses. She achieved success as a jewelry designer for a select group of buyers, both corporate and individual. She has managed, owned and operated several business enterprises in the competitive world of wholesale and retail diamonds and precious stones. She has been employed by the Company since 1986 as its Office Manager and Human Resources Coordinator, including the research and development of training manuals and procedures for the selection of personnel. She is fluent in Spanish.

     Maria A. Fernandez, age 42, currently serves as Director. Mrs. Fernandez has served as a Director since September 2001. She is the managing partner at Fernandez Friedman Grossman & Kohn PLLC. since May 1998. Prior to that date, she was a partner at Taustine Post Sotsky Berman Fineman & Kohn. She concentrates her legal practice in the areas of estate planning, probate and administration. She also practices in the areas of Medicaid and disability planning, corporate and individual taxation and Corporate law, with an emphasis in closely held corporations. She is a graduate of the University of Miami, FL (Bachelor of Business Administration and Master of Professional Accounting) and the Brandeis School of Law at the University of Louisville, KY. Ms. Fernandez is licensed to practice in Kentucky and Florida. She has lectured in the areas of estate planning and probate, Medicaid planning and elder law. She is a member of the Louisville, Florida, Kentucky and American Bar Associations and is fluent in Spanish. Ms. Fernandez is the past President of the Women Lawyers Association of Jefferson County, Kentucky and current Board Member of the Louisville Bar Association. A Graduate of the Kentucky Women's Leadership Network, she is active in various civic organizations and is on the board of several non-profit corporations.

     Len Hale, age 57, currently serves as a Director. Mr. Hale has served as a Director since September 2001. He is the President of Hale Consulting, LLC in Montgomery, AL, a management consulting firm focusing on sales, marketing and management systems. Mr. Hale has more than 20 years experience as a proven leader in the firearms industry. From 1995-1998, he served as group president of Blount International, Inc. (AL). As president of this public manufacturing company consisting of 10 sporting goods brands, he oversaw a $300 million plus operation with three (3) division Presidents and increased sales from $84M to in excess of $300M through internal growth and acquisitions, improved operating income and return on capital employed. From 1990-1995, Mr. Hale served as Executive Vice-President and Chief Operating Officer of Ellett Brothers, Inc.(SC) Under his leadership, sales improved from $69M to $160 M and profits grew from a negative profit to in excess of $6M. He also installed a marine division, archery division and manufacturing divisions. He has served on numerous boards and industry organizations, including the Board of Governors of SAAMI (Sporting Arms and Ammunition Manufacturers Association) and the Board of Governors of the National Shooting Sports Foundation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

     The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation

                         Annual Compensation                       Awards            Payouts
(a)               (b)     (c)       (d)      (e)          (f)         (g)          (h)      (i)
                                             Other        Restricte   Securities   LTIP     All
Name and                                     Annual       d Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position                  ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
(1)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
Artem             2000    $ -0-     $-0-     $-0-         $805        $-0-         $-0-     $-0-
Gotov,            2001    $ -0-     $-0-     $-0-         $-0-        $-0-         $-0-     $-0-
former
President

Stephen H.        2000    $ -0-     $-0-     $-0-         0           $-0-         $-0-     $-0-
Durland,          2001    $ 21,000  $-0-     $-0-         47,502      $-0-         $-0-     $-0-
former
Chief
Financial
Officer and
former
Director

Emilio D.         2000    $36,400   $-0-     $-0-         $-0-        $-0-         $-0-     $-0-
Jara, Vice-       2001    $42,500   $-0-     $-0-         $-0-        $-0-         $-0-     $-0-
President
of
Operations,
Secretary
and
Director

Amelia            2000    $59,202   $-0-     $-0-         $-0-        $-0-         $-0-     $-0-
Fernandez,        2001    $59,923   $-0-     $-0-         $-0-        $-0-         $-0-     $-0-
Vice
President
and
Director

(1) Mr. Gotov resigned as an executive officer in September 2001 and Mrs. Fernandez and Mr. Jara were appointed executive officers at that time. Mr. Durland resigned recently.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of              Title of              Amount and Nature of    Percent of
Beneficial Owner                  Class                  Beneficial Owner        Class
------------------------------------------------------------------------------------------------
J.A. Fernandez, Sr.                 Common              5,569,200               18.58%
3545 NW 71st Street
Miami, Florida 33147

Andres F. Fernandez        (2)      Common             20,889,820               41.53%
3545 NW 71st Street
Miami, Florida 33147

Amelia C. Fernandez                 Common              4,281,900               14.29%
3545 NW 71st Street
Miami, Florida 33147

Maria A. Fernandez (4)              Common                840,000                2.80%
Fernandez Friedman Grossman
& Kohn PLLC
101 S.  5th Street
Suite 2400
Louisville, KY 40202-3115

Emilio D. Jara                      Common                504,000                1.68%
3545 NW 71st Street
Miami, Florida 33147

Len C. Hale                         Common                168,000                0.56%
Hale Consulting, LLC
3700 Jesse Court
Montgomery, AL 36106

All officers and directors
as a group (7 persons) (5)          Common             26,693,720               53.04%
--------------------

(1) J.A. Fernandez, Sr. and Amelia C. Fernandez are husband and wife and the parents of Andres F. Fernandez and Maria A. Fernandez. Some or all of the securities owned by the individual Fernandez family members may be aggregated together and/or ownership imputed to one another.

(2) In addition to his common stock, in September 2001, Andres Fernandez converted unsecured indebtedness of the Company to him in the amount of $7,553,600 for 1,510,720 shares of $5.00 Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into eleven (11) shares of the Company's common stock at any time after six (6) months from the date of issuance and prior to notice of redemption, subject to adjustments for customary anti-dilution events. In February 2002, certain holders of the Series A Preferred Stock, including Andres F. Fernandez, notified the Company of their intent to exercise the conversion features on 1,749,720 issued and outstanding shares of Series A Preferred Stock into 19,246,920 shares of common stock. Andres F. Fernandez converted 1,510,720 shares of such Preferred Stock into 16,617,920 shares of restricted common stock of the Company. Due to the timing of the conversion in relation to the Company's year-end and the first available date for such conversion, the effect of the conversion exercise is reflected in this report as well as the accompanying financial statements as if the conversion had occurred on December 31, 2001.

(3) Mr. Durland, the Company's former CFO and Director, acquired 100,000 shares of the Company's common stock under the Registration Statement filed on Form SB2 effective February 28, 2001.

(4) These do not include the 945,000 shares Maria Fernandez holds as a Trustee for an entity in which neither she nor any of the other Officer or Director is the beneficial owner.

(5) Except as noted above, each of the Officers and Directors received all of their other shares as part of the Share Exchange whereby the Company acquired AA in September 2001.

Item 12. Certain Relationships and Related Transactions

         Mr. Durland acquired 100,000 shares of the Company's common stock under the Registration Statement filed on Form SB2 effective February 28, 2001.

     In September 2001 the Company issued 21,000,000 shares of its common stock to nineteen (19) shareholders of AA pursuant to a share exchange agreement. The shares were valued at $3,998,650. The transaction resulted in AA becoming a wholly owned subsidiary of the Company in a transaction that was treated as a reverse merger for accounting purposes. Of such shares, the current officers and directors of the Company were issued a total of 15,750,000 shares. For such offering the Company relied upon the 506 Exemption.

     In September and October 2001, the Company issued 222,600 shares of $5.00 Series A Convertible Preferred Stock valued at $1,113,000 through an ongoing private placement. The Series A Convertible Preferred Stock provides for cumulative dividends at a rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible into 11 shares of the Company's common stock at any time after 6 months after the date of issuance and prior to notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events (the "Series A Convertible Preferred Stock"). Of such shares, the Robert I. Escobio Family Trust acquired 2,000 shares. Mr. Escobio is a former director of the Company. For such offering, the Company relied upon the 506 Exemption.

     In September 2001, a principal shareholder, Andres Fernandez, converted $7,553,600 of unsecured debt due to him by the Company into 1,510,720 shares of Series A Convertible Preferred Stock. Mr. Fernandez is a current officer and director of the Company. For such offering, the Company relied upon the 506 Exemption.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Exhibit Name
-----------       ---------------------
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

3(ii).2  [3]      Amended Bylaws

4.1      [1]      Form of Common Stock Certificate.

5.1      [1]      Opinion of Kenneth G. Eade (including consent).

6.1      [1]      Specimen of Stock Certificate.

16.1     [4]      Letter on change of certifying  accountant pursuant to Regulation
                  SK Section 304(a)(3).

23.1     [1]      Consent of Roger G.  Castro, Independent Certified Public Accountant

23.2     [1]      Consent of Kenneth G. Eade (filed as part of Exhibit 5.1).
----------------

[1] Previously filed with the Company's Registration Statement on Form SB-2 on September 20, 2000 (Registration Number 333-46160).

[2] Previously filed with the Company's Current Report on Form 8-K on October 4, 2001.

[3] Previously filed with the Company's Form 10-QSB for the Quarter ended September 30, 2001.

[4] Previously filed with the Company's Current Report on Form 8-K on January 29, 2002.

*    Filed herein.

     (b) A report on Form 8-K was filed on October 4, 2001 reporting the Share Exchange conducted between the Company, F&F Equipment, Inc. and the shareholders of F&F Equipment, Inc. on September 29, 2001.

     A report on Form 8-K was filed on January 29, 2002 reporting a change in the Registrant's Certifying Accountant.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.
                                  (Registrant)


Date: March 29, 2002    By: /s/J.A. Fernandez, Sr.
                        --------------------------------------------------------
                          J.A. Fernandez, Sr., Chairman and Director of Sales

                        By: /s/Andres F. Fernandez
                        --------------------------------------------------------
                           Andres F. Fernandez, President and CEO

                        By: /s/Emilio D. Jara
                        --------------------------------------------------------
                           Emilio D. Jara, V.P. of Operations,
                              Secretary and Director

                        By: /s/Amelia Fernandez
                        --------------------------------------------------------
                           Amelia Fernandez, V.P. and Director

                        By: /s/Maria A. Fernandez
                        --------------------------------------------------------
                           Maria A. Fernandez, Director



         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                             Date

/s/J.A. Fernandez, Sr.
----------------------      Chairman of the Board             March 29, 2002
J.A. Fernandez, Sr.         and Director of Sales

/s/Andres F. Fernandez
----------------------      President and Chief               March 29, 2002
Andres F. Fernandez         Executive Officer

/s/Emilio D. Jara
----------------------      Vice-President of Operations,     March 29, 2002
Emilio D. Jara              Secretary and Director

/s/Amelia Fernandez
----------------------      Vice President and Director       March 29, 2002
Amelia Fernandez

/s/Maria A. Fernandez
----------------------      Director                          March 29, 2002
Maria A. Fernandez