Form 10QSB
period 2002-03-31
AMERICAN AMMUNITION INC /CA
filed 2002-05-09
CIK 1123648

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

 XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------    ACT OF 1934

                           For the quarterly period ended March 31, 2002

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
--------   1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


Commission File Number: 0-32379

                            American Ammunition, Inc.
        (Exact name of small business issuer as specified in its charter)

        California                                           91-2021594
--------------------------                             -------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                      3545 NW 71st Street, Miami, FL 33147
                    (Address of principal executive offices)

                                 (305) 835-7400
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 16, 2002: 51,642,276


Transitional Small Business Disclosure Format (check one):   YES       NO X
                                                                ----     ----

                            American Ammunition, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       18


Part II - Other Information

  Item 1   Legal Proceedings                                               21

  Item 2   Changes in Securities                                           21

  Item 3   Defaults Upon Senior Securities                                 21

  Item 4   Submission of Matters to a Vote of Security Holders             21

  Item 5   Other Information                                               21

  Item 6   Exhibits and Reports on Form 8-K                                21


Signatures                                                                 21

Item 1 - Part 1 - Financial Statements

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                                      March 31,     March 31,
                                                                        2002          2001
                                                                    ---------------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                         $   466,934   $         -
   Accounts receivable - trade, net of
     factored accounts of approximately
     $-0- and $-0- and allowance for
     doubtful accounts of $-0- and $-0-, respectively                   198,927        67,115
   Inventory                                                            619,449       388,286
   Prepaid expenses                                                      15,560             -
                                                                     -----------   -----------

     Total Current Assets                                             1,300,870       455,401
                                                                     -----------   -----------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                            6,560,626     6,375,421
   Office furniture and fixtures                                         50,856        48,802
   Leasehold improvements                                               183,052       181,814
                                                                     -----------   -----------
                                                                      6,794,534     6,606,037
   Accumulated depreciation                                          (2,897,980)   (2,257,840)
                                                                     -----------   -----------

     Net Property and Equipment                                       3,896,554     4,348,197
                                                                     -----------   -----------


Other Assets
   Loan costs, net of accumulated amortization of
     approximately $-0- and $25,940, respectively                             -        43,394
   Deposits and other                                                    77,710        59,712
                                                                     -----------   -----------

     Total Other Assets                                                  77,710       103,106
                                                                     -----------   -----------

TOTAL ASSETS                                                         $5,275,134    $4,906,704
                                                                     ===========   ===========




                                  - Continued -




The accompanying notes are an integral part of these consolidated financial statements.
                                                                              3

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                                      March 31,     March 31,
                                                                        2002          2001
                                                                    ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Cash overdraft                                                   $        -    $   245,243
   Notes payable to a bank                                                   -      1,143,381
   Current maturities of leases payable                                   8,365        20,349
   Accounts payable - trade                                             462,255       469,124
   Accrued excise taxes payable                                          37,501        50,935
   Accrued interest payable                                                   -     3,388,185
   Customer deposits                                                          -       204,556
   Note payable to stockholder                                                -     4,007,327
                                                                     -----------   -----------

     Total Current Liabilities                                          508,121     9,529,100

Long-Term Liabilities
   Note payable to a bank                                               950,000             -
   Capital leases payable                                                15,340        79,875
                                                                     -----------   -----------

     Total Liabilities                                                1,473,461     9,608,975
                                                                     -----------   -----------

Commitments and Contingencies

Mandatory Convertible Preferred Stock
   45,600 shares issued and outstanding                                 228,000             -
                                                                     -----------   -----------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                   -             -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     51,642,276 and 26,850,000
     shares issued and outstanding                                       51,642        26,850
   Additional paid-in capital                                        15,324,105     4,974,150
   Accumulated deficit                                              (11,802,074)   (9,703,271)
                                                                     -----------   -----------

   Total Stockholders' Equity                                         3,573,673    (4,702,271)
                                                                     -----------   -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                              $5,275,134    $4,906,704
                                                                     ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                              4

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                 Three months   Three months
                                                                    ended          ended
                                                                March 31, 2002  March 31, 2001
                                                                ----------------------------
Revenues                                                           $272,493       $223,804
                                                                 -----------    -----------

Cost of Sales
   Materials, Direct Labor and other direct costs                   259,767        205,747
   Depreciation                                                     157,697        157,231
                                                                 -----------    -----------
     Total Cost of Sales                                            417,464        362,978
                                                                 -----------    -----------

Gross Profit                                                       (144,971)      (139,174)
                                                                 -----------    -----------

Operating Expenses
   Research and development expenses                                 2,048           5,090
   Marketing and promotion expenses                                    550           1,432
   Other operating expenses                                         42,145         117,533
   Interest expense                                                 43,974          83,381
   Depreciation expense                                              2,566           2,728
                                                                 -----------    -----------
     Total Operating Expenses                                       91,283         210,164
                                                                 -----------    -----------

Loss from Operations                                              (236,254)       (349,338)

Other Income (Expense)                                                   -               -
                                                                 -----------    -----------

Loss before Income Taxes                                          (236,254)       (349,338)

Provision for Income Taxes                                               -               -
                                                                 -----------    -----------

Net Loss                                                          (236,254)       (349,338)

Other Comprehensive Income                                               -               -
                                                                 -----------    -----------

Comprehensive Loss                                               $(236,254)      $(349,338)
                                                                 ===========    ===========

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                                          $(0.01)         $(0.01)
                                                                 ===========    ===========

Weighted-average number of
   common shares outstanding                                    50,165,120      26,850,000
                                                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                              5

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                                 Three months   Three months
                                                                    ended          ended
                                                                March 31, 2002  March 31, 2001
                                                                ----------------------------
Cash flows from operating activities
   Net loss for the year                                          $(236,254)    $ (349,338)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                160,263        162,121
       Common stock issued for fees and services                     24,000              -
       (Increase) Decrease in
         Accounts receivable                                       (198,927)        (6,700)
         Inventory                                                 (304,708)       (54,876)
         Prepaid expenses, deposits and other                        (9,502)             -
       Increase (Decrease) in
         Accounts payable - trade                                       353       (215,550)
         Interest payable                                                 -         80,147
         Excise taxes payable                                        28,860         23,555
         Customer deposits                                                -        204,556
                                                                 -----------    -----------
Net cash provided by (used in) operating activities                (535,915)      (156,085)
                                                                 -----------    -----------

Cash flows from investing activities
   Purchase of property and equipment                               (91,562)        (8,722)
                                                                 -----------    -----------
Net cash used in investing activities                               (91,562)        (8,722)
                                                                 -----------    -----------

Cash flows from financing activities
   Increase in cash overdraft                                             -        172,009
   Principal paid on long-term capital leases                        (2,008)       (8,060)
   Cash received on sale of common stock                            500,000              -
                                                                 -----------    -----------
Net cash provided by financing activities                           497,992        163,949
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH                                        (129,485)          (858)

Cash at beginning of year                                           596,419            858
                                                                 -----------    -----------

Cash at end of year                                                $466,934     $        -
                                                                ============    ===========

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                  $  1,072     $   19,974
                                                                ============    ===========
     Income taxes paid for the period                              $      -     $        -
                                                                ============    ===========

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest
       payable to a shareholder into common stock                  $125,000     $        -
                                                                ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                                                              6

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

1.   Cash and cash equivalents
     -------------------------

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

4.   Property, plant and equipment
     -----------------------------

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

6.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies - Continued

7.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, and subsequent thereto, the Company had no warrants and/or options outstanding.

8.   Advertising costs

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

Note D - Inventory

     As of March 31, 2002 and 2001, inventory consisted of the following components:

                                        March 31,         March 31,
                                          2002              2001
                                       --------------------------------

         Raw materials                   $166,759          $109,104
         Work in process                 387,866           246,983
         Finished goods                     64,824            32,199
                                         ---------         ---------

         Totals                          $619,449          $388,286
                                          =======           =======

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note E - Property and Equipment

     Property and equipment consist of the following components:

                                           March 31,            March 31,        Estimated
                                             2002                   2001         useful life
                                         ----------------------------------------------------
   Manufacturing equipment                   $6,560,626       $6,375,421        10 years
   Office furniture and fixtures                 50,856           48,802         7 years
   Leasehold improvements                       183,052          181,814        20 years
                                             ----------       ----------
                                              6,794,534        6,606,037
   Accumulated depreciation                  (2,897,980)      (2,257,840)
                                             ----------       ----------

   Net property and equipment                $3,896,554       $4,348,197
                                             ==========       ==========

     Total depreciation expense charged to operations for the three months ended March 31, 2002 and 2001, respectively, was approximately $160,263 and $159,959, respectively.

     Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                     March 31,       March 31,
                                                       2002            2001
                                                    ---------------------------

     Manufacturing and processing equipment          $153,400         $153,400
     Less accumulated depreciation                    (43,014)         (27,674)
                                                     --------         --------

                                                     $110,386         $125,726
                                                      =======          =======


Note F - Notes payable to a Bank

     Notes payable to a Bank consist of the following at March 31, 2002 and 2001, respectively:

                                                                         March 31,        March 31,
                                                                            2002            2001
                                                                      ----------------------------------
$200,000 line of credit  payable to a bank.  Interest at the
Bank's prime rate plus 1.50% or 2.00%, respectively.  (11.00
% at December 31, 2000). Interest payable monthly.  Advances and  accrued,  but unpaid,  interest  mature on the 60th day following funding. Agreement is renegotiable annually on the
anniversary   date  in  November  of  each  calendar   year.
Collateralized  by all accounts  receivable,  inventory  and fixed assets of the Company and the personal guaranty of the
Company's President.                                                    $         -     $   200,000

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note F - Notes payable to a Bank - Continued

     Notes payable to a Bank consist of the following at March 31, 2002 and 2001, respectively:

                                                                         March 31,        March 31,
                                                                            2002            2001
                                                                      ----------------------------------

$250,000 installment note payable to a bank. Interest at the
Wall Street Journal  published  prime rate plus 2.0% (11.00%
at December 31, 2000).  Payable in monthly  installments  of approximately  $2,083, plus accrued interest.  Final payment
due  in  December  2009.   Collateralized  by  all  accounts
receivable,  inventory and fixed assets of the Company,  the personal guaranty of the Company's  President and a mortgage
on  the  Company's   corporate   offices  and  manufacturing
facility owned by the Company's stockholder.                                      -         235,417

$738,090 (originally $1,000,000) installment note payable to a bank.  Interest at the Wall Street Journal published prime rate plus 2.50%  (11.0% at December  31,  2000).  Payable in monthly  installments of approximately  $7,530, plus accrued interest. Final payment due in March 2008. Collateralized by all accounts  receivable,  inventory and fixed assets of the
Company  and  the   personal   guaranty  of  the   Company's
President..                                                                       -         707,964
                                                                        ------------    ------------

   Total notes payable to a bank                                        $         -      $1,143,381
                                                                        ============    ============


     As of March 31, 2001, the Company was operating under a bank approved moratorium on the payment of principal and interest on all of the above listed notes payable. During 2001, the Company and its President commenced litigation against the lending institution and , on June 29, 2001, the Company and the Bank executed a Settlement and Compromise Agreement whereby all loans and debts of the Company to the Bank were settled and cancelled for a one-time cash payment of $550,000. Accordingly, due to the circumstances surrounding the final settlement and retirement of these loans, they were classified as "current" on March 31, 2001 in the accompanying consolidated balance sheets. The source of funds for the $550,000 settlement came from a new $950,000 note payable to another financial institution.

     As a result of the June 29, 2001, the Company recognized a one-time gain on the settlement of approximately $754,830 on the settlement date.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note G - Capital Leases Payable

Capital leases payable consist of the following as of March 31, 2002 and 2001, respectively:

                                                                         March 31,        March 31,
                                                                            2002            2001
                                                                      ----------------------------------

Three  and six  capital  leases,  respectively,  payable  to various equipment financing companies. Interest, at December
31,  2001,  ranging  between  11.37% and 14.05%.  Payable in
aggregate  monthly   installments  of  approximately   $935,
including  accrued  interest,  as of March 31,  2002.  Final maturities  occur between  September 2004 and December 2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                              $ 23,705         $ 100,224

     Less current maturities                                              (8,365)          (20,349)
                                                                        ---------        ----------

     Long-term portion                                                   $15,340           $ 79,875
                                                                        =========        ==========

     Future maturities of capital leases payable are as follows:

                             Year ending
                            December 31    Amount
                            ------------------------

                            2002              $8,365
                            2003               9,507
                            2004               5,833
                                               -----

                            Totals           $23,705
                                              ======


Note H - Loan payable to Stockholder

                                                                         March 31,        March 31,
                                                                            2002            2001
                                                                      ----------------------------------


$4,007,327  note  payable  to  the  Company's   stockholder.
Interest at 8.0%.  Principal and accrued interest payable at maturity. Maturity at December 31 annually and automatically renews for an equivalent  annual period unless called by the
Stockholder  at least 90 days prior to maturity.  Unsecured.
Converted to preferred stock during 2001.                               $         -     $4,007,327
                                                                        ============    ==========

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

     In December 2001, the Company issued 222,222 shares of post-forward split shares of restricted, unregistered common stock to an unrelated entity in exchange for the cancellation of $100,000 of short-term debt. On February 27, 2002, the Company issued an additional 277,777 shares of restricted, unregistered common stock in payment for $100,000 in short-term debt payable and $25,000 in agreed-upon interest payable to a shareholder, thereby satisfying all outstanding short-term debt in full.

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

     In March 2002, in two separate transactions, the Company sold an aggregate 1,388,885 shares of restricted, unregistered common stock to two separate investors for aggregate proceeds of approximately $500,000. Each sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.


Note L - Related Party Transactions

     The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long- term operating lease agreement. The lease requires a monthly payment of approximately $5,410, inclusive of applicable sales taxes. Further, the Company is responsible for all utilities and maintenance expenses. The lease expires on October 31, 2003 and contains a clause that the lease may be renewed for an additional ten year period upon written notification to the lessor no later than 120 days prior to the scheduled expiration date at a rental rate based upon the fair value for similar space in a similar location.


Note M - Income Taxes

The components of income tax (benefit) expense for the years ended March 31, 2002 and 2001, respectively, are as follows:

                                  Three months  Three months
                                     ended         ended
                                 March 31, 2002 March 31, 2001
                                 ----------------------------
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
                                   =======         ======

     As of March 31, 2002, the Company has a net operating loss carryforward of approximately $2,600,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note M - Income Taxes - Continued

     The Company's income tax expense (benefit) for the three months ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Three months    Three months
                                                                    ended          ended
                                                               March 31, 2002   March 31, 2001
                                                               ----------------------------
Statutory rate applied to loss before income taxes               $(80,325)      $(120,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -               -
     Other, including reserve for deferred tax asset               80,325         120,000
                                                                 --------       ---------

       Income tax expense                                        $      -       $       -
                                                                 ========       =========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                                Three months    Three months
                                                                    ended          ended
                                                               March 31, 2002   March 31, 2001
                                                               ----------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards                          $ 884,000      $     -
     Less valuation allowance                                     (884,000)           -
                                                                 ---------      --------

       Net Deferred Tax Asset                                    $       -      $     -
                                                                 ==========     ========

     During the three months ended March 31, 2002 and 2001, respectively, the valuation allowance increased (decreased) by approximately $884,000 and $-0-.


Note N - Contingencies

     In May 1998, the Company entered into a $500,000 accounts receivable factoring facility with its then financial institution. The facility provided for the purchase of various trade accounts receivable by the bank from the Company at 80.0% of the face value of the underlying invoice. The Company paid a discount fee of 1.5% for invoices settled between 1 and 30 days of invoice date, 3.0% for invoices settled between 31 and 60 days of invoice date and an additional 1.5% for each additional 30 days thereafter. All accounts receivable invoices were factored with full recourse to the Company and the Company bears all credit risk associated with the factored invoices. At March 31, 2001, the Company was at risk for approximately $-0-of factored invoices. The Company experienced no losses related to the factoring agreement. This Agreement was terminated in conjunction with the execution of the Settlement and Compromise Agreement on June 29, 2001.

                            AMERICAN AMMUNITION, INC.
                   (formerly FBI Fresh Burgers International)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note O - Significant Customers

     During the years ended December 31, 2001 and 2000, respectively, the Company had a single customer responsible for approximately 51% and 32% of total sales. There were no other customers responsible for more than 10.0% of total net sales during 2001 and 2000, respectively. These trends were also in place at March 31, 2002 and 2001, respectively, and are anticipated to continue for the foreseeable future.




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Caution Regarding Forward-Looking Information

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Summary

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

All discussions in this section pertain to the historical operations of F&F Equipment, Inc. as the accounting successor to the September

(3)  Results of Operations

Three months ended March 31, 2002 compared to Three months ended March 31, 2001

During the first quarter of 2001, the Company filed a lawsuit against its financial institution extending the Company various working capital credit. As a result of this litigation, the Company became unable to access credit lines for working capital, offer selling terms comparable to its competitors and, accordingly, experienced a significant reduction in sales from prior years. This litigation was settled during June 2001 and the Company negotiated a new working capital note with a different financial institution which provided liquidity for the remainder of 2001.

During the three months ended March 31, 2002, the Company experienced revenues of approximately $272,000 as compared to approximately $224,000 for the first three months ended March 31, 2001. The Company continues to experience positive demand for the Company's products. During the quarter ended March 31, 2002, management elected to focus its efforts, capital resources and energies in streamlining production methods, securing key sources of raw material and exploring the addition of equipment to allow the Company to produce certain components of its manufacturing process which are currently being outsourced to unrelated third parties. Management anticipates several events occurring in future quarters including increased levels of expenditures for marketing, increased product demand as a result of increased market exposure and the introduction of new products under development.

The Company experienced costs of goods sold of approximately $417,000 and $363,000 for the three months ended March 31, 2002 and 2001, respectively. The Company experiences variable costs in the area of material consumption and direct labor. The Company has recognized depreciation expense on production equipment of approximately $158,000 and $157,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods unless the Company is successful in its plans to expand production or add equipment to produce certain components which are being outsourced to unrelated third parties.

Due to the lack of liquidity, the Company has been unable to reach its break-even point. This situation has generated a negative gross profit of approximately $(145,000), or (53.20%) and approximately $(139,000), or (62.19%)
for the three months ended March 31, 2002 and 2001, respectively. The Company anticipates that with adequate liquidity, it will be able to generate a positive gross profit during Calendar 2002.

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

The Company experienced nominal research and development expenses during the three months ended March 31, 2002 and 2001 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and other product improvements.

Due to the lack of liquidity in 2001 and prior years, the Company has not developed an extensive marketing effort. Accordingly, expenditures in this area have been nominal. Due to improved liquidity during the last 1/2 of 2001 and for future periods, the Company anticipates, as internally generated funds are available, to increase its marketing efforts to boost sales.

Other general and administrative expenses decreased significantly from approximately $210,000 for the first three months of 2001 to approximately $91,000 for the first three months of 2002. The most significant reductions came in the areas of legal and professional fees and other general and administrative fees.

The Company recognized a net loss of approximately $(236,000) and $(349,000) for the respective three month periods ended March 31, 2002 and 2001, respectively, or $(0.01) and $(0.01) per share.

(4)  Liquidity and Capital Resources

As of March 31, 2002, December 31, 2001, and March 31, 2001, respectively, the Company had working capital of approximately $793,000, $341,000, and $(9,074,000). The Company's working capital position improved significantly in Calendar 2001 with the settlement of litigation involving its outstanding debt to its-then financial institution and the concurrent restructuring of working capital debt into a long-term instrument.

The Company has generated (used) cash in operating activities of approximately $(536,000), $(1,100,000) and $(156,000) during the three months ended March 31,
2002, the year ended December 31, 2001 and the three months ended March 31, 2001. The most significant use of cash during the quarter ended March 31, 2002 was the buildup of inventory and the cost of sales related to the sale of merchandise on "industry standard" credit terms causing an increase in accounts receivable.

The Company anticipates that its improved liquidity position beginning in the last half of Calendar 2001 will allow for improved sales and, accordingly, improved liquidity in future periods.

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

(5)  Product Research and Development

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


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On February 27, 2002, the Company issued an aggregate 277,777 shares of restricted, unregistered common stock, at $0.45 per share, to Forus Investments, Inc., an existing shareholder, in satisfaction of a $100,000 short-term working capital loan payable and $25,000 in agreed-upon interest payable to a shareholder, thereby satisfying all outstanding short-term debt in full. The valuation of this transaction was based on the discounted "fair value" of the Company's common stock based upon the quoted closing price on the date of the transaction.

On March 25, 2002, the Company sold 611,110 shares of restricted, unregistered common stock, at $0.36 per share, to Kissimmul, Inc., a Toronto, Ontario, Canada corporation, for gross proceeds of approximately $220,000. The valuation of this transaction was based on the discounted "fair value" of the Company's common stock based upon the quoted closing price on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On March 28, 2002, the Company sold 777,775 shares of restricted, unregistered common stock, at $0.36 per share, to Tomina Associates, Ltd., a Vancouver, B. C., Canada corporation, for gross proceeds of approximately $280,000. The valuation of this transaction was based on the discounted "fair value" of the Company's common stock based upon the quoted closing price on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.

April   16  , 2002                             /s/ Andres Fernandez
      ------                                   -------------------------------
                                               Andres Fernandez
                                               President and Director