Form 10QSB
period 2002-06-30
AMERICAN AMMUNITION INC /CA
filed 2002-08-19
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2002

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission File Number: 0-32379

                            American Ammunition, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                            1-2021594
-----------------------------                         --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                      3545 NW 71st Street, Miami, FL 33147
                        ---------------------------------
                    (Address of principal executive offices)

                                 (305) 835-7400
                           --------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES X   NO
                                                            ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2002: 52,769,268

Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                               ---      ---

                            American Ammunition, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                            F-3

  Item 2   Management's Discussion and Analysis or Plan of Operation        19


Part II - Other Information

  Item 1   Legal Proceedings                                                22

  Item 2   Changes in Securities                                            22

  Item 3   Defaults Upon Senior Securities                                  23

  Item 4   Submission of Matters to a Vote of Security Holders              23

  Item 5   Other Information                                                23

  Item 6   Exhibits and Reports on Form 8-K                                 23


Signatures                                                                  21

Item 1 - Part 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)
                                                                   June 30, 2002        June 30, 2001
                                                                   -----------------   ----------------
                                ASSETS
Current Assets
Cash on hand and in bank                                           $         191,108   $        321,799
Accounts receivable - trade, net of factored accounts of
approximately $-0- and $-0- and allowance for doubtful accounts
of $-0- and $-0-, respectively                                               338,747             26,399
Inventory                                                                    766,659            239,106
Prepaid expenses                                                              16,713              2,044
Total Current Assets                                                       1,313,227            589,348
                                                                   -----------------   ----------------
Property and Equipment - at cost or contributed value
Manufacturing equipment                                                    6,655,243          6,375,421
Office furniture and fixtures                                                 50,856             48,802
Leasehold improvements                                                       191,586            181,814
                                                                   -----------------   ----------------
                                                                           6,897,685          6,606,037
Accumulated depreciation                                                  (3,060,828)        (2,417,800)
                                                                   -----------------   ----------------

Net Property and Equipment                                                 3,836,857          4,188,237
                                                                   -----------------   ----------------
Other Assets
Deposits and other                                                            77,860             59,712
Total Other Assets                                                            77,860             59,712
                                                                   -----------------   ----------------
TOTAL ASSETS                                                       $       5,227,944   $      4,837,297
                                                                   -----------------   ----------------



                                  - Continued -




              The accompanying notes are an integral part of these
                        consolidated financialstatements.
                                       F-3

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                     Consolidated Balance Sheets - Continued
                             June 30, 2002 and 2001

                                   (Unaudited)
                                                                     June 30, 2002        June 30, 2001
                                                                   -----------------    ---------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable to a bank                                            $               -    $             -
Current maturities of leases payable                                           8,365             28,409
Accounts payable - trade                                                     328,456            696,386
Other accrued liabilities                                                          -             50,000
Accrued excise taxes payable                                                  43,347              9,750
Accrued interest payable                                                           -                  -
Customer deposits                                                             30,000            105,106
Note payable to stockholder                                                        -          4,007,327
Total Current Liabilities                                                    410,168          8,363,658

Long -Term Liabilities
Note payable to a bank                                                       950,000            950,000
Capital leases payable                                                        13,290             65,118
                                                                   -----------------    ---------------
                                                                           6,897,685          6,606,037
Total Liabilities                                                          1,373,458          9,378,776
                                                                   -----------------    ---------------

Commitments and Contingencies
Mandatory Convertible Preferred Stock
   46,000 shares issued and outstanding                                      230,000                  -
Stockholders' Equity
Preferred stock - $0.001 par value 20,000,000 shares authorized.
1,795,320 shares allocated to Series A                                             -                  -
Common stock - $0.001 par value 30,000,000 shares authorized.
52,769,268 and 26,850,000 shares issued and outstanding                       52,769             26,850
Additional paid-in capital                                                15,636,353          4,974,150
Accumulated deficit                                                      (12,064,636)        (9,542,479)
Total Stockholders' Equity                                                 3,624,486         (4,541,479)
                                                                   -----------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       5,227,944    $     4,837,297
                                                                   -----------------    ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-4

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                   Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
               Six and Three months ended June 30, 2002 and 2001

                                   (Unaudited)
                                                      Six months       Six months      Three months       Three months
                                                        ended            ended            ended               ended
                                                       June 30,         June 30,         June 30,           June 30,
                                                         2002             2001             2002               2001
                                                     --------------    ------------    ---------------    -------------
Revenues                                                $   707,134    $    332,935    $      434,641     $     109,131
                                                     --------------    ------------    ---------------    -------------
Cost of Sales
  Materials, Direct Labor and other direct costs            605,904         366,368            346,137          160,621
  Depreciation                                              320,299         314,463            162,602          157,232
      Total Costs of Sales                                  926,202         680,831            508,739          317,853
                                                     --------------    ------------    ---------------    -------------
Gross Profit                                               (219,069)       (347,896)           (74,098)        (208,722)
                                                     --------------    ------------    ---------------    -------------
Operating Expenses
  Research and development expenses                             651           1,432                101                -
  Marketing and promotion expenses                            7,566           5,516              5,518              426
  Other operating expenses                                  218,131         283,019            175,986          165,486
  Interest expense                                           61,119         303,834             17,145          220,453
  Depreciation expense                                        2,813           5,456                247            2,728
      Total Operating Expenses                              290,280         599,257            198,997          389,093
                                                     --------------    ------------    ---------------    -------------
Loss from Operations                                       (509,349)       (947,153)          (273,095)        (597,815)

Other Income (Expense)
  Settlement of litigation                                        -         754,830                  -          754,830
  Interest and other income                                  10,533           3,777             10,533            3,777
                                                     --------------    ------------    ---------------    -------------

Income (Loss) before Income Taxes                          (498,816)       (188,546)          (262,562)         160,792

Provision for Income Taxes                                        -               -                  -                -
                                                     --------------    ------------    ---------------    -------------

Net Income (Loss)                                          (498,816)       (188,546)          (262,562)         160,792

Other Comprehensive Income                                        -               -                  -                -
                                                     --------------    ------------    ---------------    -------------

Comprehensive Income (Loss)                          $     (498,816)   $   (188,546)          (262,562)   $     160,792
                                                     ==============    ============    ===============    =============

Loss per weighted-average share of common
stock outstanding, computed on net loss - basic
and fully diluted                                    $        (0.01)   $     (0.01)    $         (0.01)   $       (0.01)
                                                     ==============    ============    ===============    =============
Weighted -average number of common shares
outstanding                                              51,118,328      26,850,000         52,023,409       26,850,000
                                                     ==============    ============    ===============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-5

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)
                                                                    Six months           Six months
                                                                       ended               ended
                                                                   June 30, 2002       June 30, 2001
                                                                  ----------------    ----------------
Cash flows from operating activities
Net loss for the year                                             $       (498,816)   $       (188,546)
Adjustments to reconcile net loss to net cash provided by
operating activities
   Depreciation and amortization                                           323,112             319,919
   Gain on litigation settlement                                                 -            (754,830)
   Common stock issued for fees and services                                50,520                   -
(Increase) Decrease in
   Accounts receivable                                                    (338,747)             34,016
   Inventory                                                              (451,918)             94,304
   Prepaid expenses, deposits and other                                    (10,805)             (2,044)
Increase (Decrease) in
   Accounts payable - trade                                                 55,409              11,712
   Interest payable                                                              -             286,305
   Excise taxes payable                                                     34,706             (17,630)
   Customer deposits                                                        30,000             105,106
Net cash used in operating activities                                     (806,539)           (111,688)
                                                                  ----------------    ----------------

Cash flows from investing activities
   Purchase of property and equipment                                     (194,714)             (8,722)
Net cash used in investing activities                                     (194,714)             (8,722)
                                                                  ----------------    ----------------

Cash flows from financing activities
   Decrease in cash overdraft                                                    -               7,760
   Cash received (paid) on short ter loans - net                                 -            (501,652)
   Cash received on long-term loans                                              -             950,000
   Principal paid on long-term capital leases                              (4 0,58)            (14,757)
   Cash received on sale of common stock                                   600,000                   -
Net cash provided by financing activities                                  595,942             441,351
                                                                  ----------------    ----------------

Increase (Decrease) in Cash                                               (405,311)            320,351
Cash at beginning of year                                                  596,419                 858
Cash at end of year                                               $        191,108    $        321,799
                                                                  ================    ================

                                  - Continued -


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-6

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)

                                                                   Six months     Six months
                                                                      ended          ended
                                                                  June 30,2002   June 30, 2001
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                                 $      37,119  $      17,529
                                                                  =============  =============

     Income taxes paid for the period                             $           -  $           -
                                                                  =============  =============

Supplemental disclosure of non-cash
   investing and financing activities

     Conversion of debt and accrued interest
       payable to a shareholder into common stock                 $     125,000  $           -
                                                                  =============  =============

     Common stock issued in payment of trade accounts payable     $     188,855  $           -
                                                                  =============  =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-7

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

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

In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co. (IPE), which has started production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility with enormous capacity for processing the Company's line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations.

The Company and its subsidiaries have a year-end of December 31 and use the accrual method of accounting.

The accompanying consolidated financial statements contain the accounts of American Ammunition, Inc. (formerly FBI Fresh Burgers International) and its wholly-owned subsidiaries, F&F Equipment, Inc. and Industrial Plating Enterprise Co. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note A - Organization and Description of Business - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

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

6.   Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

7.   Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, and subsequent thereto, the Company had no warrants and/or options outstanding.

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

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note D - Inventory

As of June 30, 2002 and 2001, inventory consisted of the following components:


                                        June 30     June 30,
                                          2002         2001
                                     --------------------------

         Raw materials                 $214,862     $ 76,383
         Work in process                503,377      145,728
         Finished goods                  48,420       16,995
                                       ---------    ---------

         Totals                        $766,659     $239,106
                                       =========    =========



Note E - Property and Equipment

Property and equipment consist of the following components:

                                                June 30,         June 30,       Estimated
                                                  2002             2001         useful life
                                          ---------------------------------------------------
   Manufacturing equipment                     $6,655,243       $6,375,421      10 years
   Office furniture and fixtures                   50,856           48,802       7 years
   Leasehold improvements                         191,586          181,814      20 years
                                               ----------       ----------
                                                6,897,685        6,606,037
   Accumulated depreciation                    (3,060,828)      (2,417,800)
                                                ---------        ---------

   Net property and equipment                  $3,836,857       $4,188,237
                                                =========        =========

Total depreciation expense charged to operations for the six months ended June 30, 2002 and 2001, respectively, was approximately $323,223 and $319,918, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                  June 30,       June 30,
                                                    2002           2001
                                                --------------------------

     Manufacturing and processing equipment       $153,400       $153,400
     Less accumulated depreciation                 (46,849)       (31,509)
                                                  --------       --------

                                                  $106,551       $121,891
                                                   =======        =======

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note F - Notes payable to a Bank

Notes payable to a Bank consist of the following at June 30, 2002 and 2001, respectively:

                                                                    June 30,      June 30,
                                                                      2002           2001
                                                                  ----------------------------
$200,000 line of credit  payable to a bank.  Interest at the
Bank's prime rate plus 1.50% or 2.00%, respectively.  (11.00
% at December 31, 2000). Interest payable monthly.  Advances and  accrued,  but unpaid,  interest  mature on the 60th day following funding. Agreement is renegotiable annually on the
anniversary   date  in  November  of  each  calendar   year.
Collateralized  by all accounts  receivable,  inventory  and fixed assets of the Company and the personal guaranty of the
Company's President.                                              $       -     $        -

$250,000 installment note payable to a bank. Interest at the
Wall Street Journal  published  prime rate plus 2.0% (11.00%
at December 31, 2000).  Payable in monthly  installments  of approximately  $2,083, plus accrued interest.  Final payment
due  in  December  2009.   Collateralized  by  all  accounts
receivable,  inventory and fixed assets of the Company,  the personal guaranty of the Company's  President and a mortgage
on  the  Company's   corporate   offices  and  manufacturing
facility owned by the Company's stockholder.                              -              -

$738,090 (originally $1,000,000) installment note payable to a bank.  Interest at the Wall Street Journal published prime rate plus 2.50%  (11.0% at December  31,  2000).  Payable in monthly  installments of approximately  $7,530, plus accrued interest. Final payment due in March 2008. Collateralized by all accounts  receivable,  inventory and fixed assets of the
Company  and  the   personal   guaranty  of  the   Company's
President..                                                               -              -
                                                                  ------------- -------------
   Total notes payable to a bank                                  $       -     $        -
                                                                  ============= =============


During 2001, the Company was operating under a bank approved moratorium on the payment of principal and interest on all of the above listed notes payable and the Company and its President commenced litigation against the lending institution. On June 29, 2001, the Company and the Bank executed a Settlement and Compromise Agreement whereby all loans and debts of the Company to the Bank were settled and cancelled for a one-time cash payment of $550,000. The source of funds for the $550,000 settlement came from a new $950,000 note payable to another financial institution.

As a result of the June 29, 2001, the Company recognized a one-time gain on the settlement of approximately $754,830 on the settlement date.

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note G - Capital Leases Payable

Capital leases payable consist of the following as of June 30, 2002 and 2001, respectively:

                                                                    June 30,      June 30,
                                                                      2002           2001
                                                                  ----------------------------

Three  and six  capital  leases,  respectively,  payable  to various equipment financing companies. Interest, at December
31,  2001,  ranging  between  11.37% and 14.05%.  Payable in
aggregate  monthly   installments  of  approximately   $935,
including  accrued  interest,  as of March 31,  2002.  Final maturities  occur between  September 2004 and December 2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                        $     21,655  $     93,527

     Less current maturities                                            (8,365)      (28,409)
                                                                  ------------  ------------

     Long-term portion                                            $     13,290  $     65,118
                                                                  ============  ============

Future maturities of capital leases payable are as follows:

           Year ending
          December 31    Amount
          ------------------------

              2002                    $ 8,365
              2003                      9,507
              2004                      5,833
                                      -------

             Totals                   $23,705
                                      =======


Note H - Loan payable to Stockholder

                                                                    June 30,      June 30,
                                                                      2002           2001
                                                                  ----------------------------

$4,007,327  note  payable  to  the  Company's   stockholder.
Interest at 8.0%.  Principal and accrued interest payable at maturity. Maturity at December 31 annually and automatically renews for an equivalent  annual period unless called by the
Stockholder  at least 90 days prior to maturity.  Unsecured.
Converted to preferred stock during 2001.                         $         -   $   4,007,327
                                                                  ============  =============

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

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

In February 2002, certain holders of the Series A Preferred Stock notified the Company of their intent to exercise the conversion features on 1,749,320 issued and outstanding shares of Series A Preferred Stock into 19,242,520 shares of common stock. Due to the timing of the conversion in relation to the Company's year-end and the first available date for such conversion, the effect of the conversion exercise is reflected in the accompanying financial statements as if the conversion had occurred on December 31, 2001.

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

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

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

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note K - Common Stock Transactions - Continued

In December 2001, the Company issued 535,272 shares of restricted, unregistered common stock to a creditor in settlement of approximately $242,872 in open trade accounts payable.

In February 2002, the Company converted $125,000 in short-term debt payable to an existing shareholder and accrued interest of approximately $24,000 into 277,778 shares of restricted, unregistered common stock. This transaction was consummated at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In March 2002, in two separate transactions, the Company sold an aggregate 1,388,890 shares of restricted, unregistered common stock to two separate investors for aggregate proceeds of approximately $500,000. Each sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

In March 2002, the Company issued 32,000 shares of restricted, unregistered common stock to a member of the Company's Board of Directors for consulting services related to the Company's reverse merger transaction and for various marketing services. This transaction was valued at approximately $11,520, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In March 2002, the Company issued 41,665 shares of restricted, unregistered common stock to an unrelated party for shareholder and other public relation services. This transaction was valued at approximately $15,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In April and May 2002, the Company issued an aggregate 432,721 shares of restricted, unregistered common stock to three creditors in settlement of approximately $182,017 in open trade accounts payable. Each issuance was made at a price of either $0.45 or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

In June 2002, the Company issued 347,223 shares of restricted, unregistered common stock to an existing shareholder to reimburse said shareholder for the payment of legal fees associated with the bank related litigation concluded in June 2001 and related consulting services. This transaction was valued at approximately $125,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In June 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an investor for aggregate proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

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


Note M - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:


                             Six months     Six months
                                ended          ended
                            June 30, 2002  June 30, 2001
                           ------------------------------
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
                             =======            ======

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $3,000,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Six months      Six months
                                                            ended          ended
                                                        June 30, 2002   June 30, 2001
                                                        -----------------------------
Statutory rate applied to income before income taxes     $(170,000)      $  (64,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          -                -
     Other, including reserve for deferred tax asset       170,000           64,000
                                                         ---------       ----------

       Income tax expense                                $       -       $        -
                                                         ==========      ==========

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note M - Income Taxes - Continued

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                Six months       Six months
                                                   ended           ended
                                               June 30, 2002   June 30, 2001
                                               -----------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards        $ 1,020,000     $        -
     Less valuation allowance                   (1,020,000)             -
                                                ----------     ----------

       Net Deferred Tax Asset                  $         -     $        -
                                               ===========     ==========

During the six months ended June 30, 2002 and 2001, respectively, the valuation allowance increased (decreased) by approximately $1,020,000 and $-0-.


Note N - Contingencies

In May 1998, the Company entered into a $500,000 accounts receivable factoring facility with its then financial institution. The facility provided for the purchase of various trade accounts receivable by the bank from the Company at 80.0% of the face value of the underlying invoice. The Company paid a discount fee of 1.5% for invoices settled between 1 and 30 days of invoice date, 3.0% for invoices settled between 31 and 60 days of invoice date and an additional 1.5% for each additional 30 days thereafter. All accounts receivable invoices were factored with full recourse to the Company and the Company bears all credit risk associated with the factored invoices. At June 30, 2001, the Company was at risk for approximately $-0- of factored invoices. The Company experienced no losses related to the factoring agreement. This Agreement was terminated in conjunction with the execution of the Settlement and Compromise Agreement on June 29, 2001.


Note O - Significant Customers

During the years ended December 31, 2001 and 2000, respectively, the Company had a single customer responsible for approximately 51% and 32% of total sales. There were no other customers responsible for more than 10.0% of total net sales during 2001 and 2000, respectively. These trends were also in place at June 30,, 2002 and 2001, respectively, and are anticipated to continue for the foreseeable future.




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

In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co. (IPE), which has started production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility with enormous capacity for processing the Company's line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations.

The Company and its subsidiary have a year-end of December 31 and uses the accrual method of accounting.

(3)  Results of Operations

Six months ended June 30, 2002 compared to Six months ended June 30, 2001

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

During the six months ended June 30, 2002, the Company experienced revenues of approximately $707,000 as compared to approximately $333,000 for the first six months ended June 30, 2001. The Company continues to experience positive demand for the Company's products. During the quarter ended March 31, 2002, management elected to focus its efforts, capital resources and energies in streamlining production methods, securing key sources of raw material and exploring the addition of equipment to allow the Company to produce certain components of its manufacturing process which are currently being outsourced to unrelated third parties. During June 2002, the Company initiated production of plating operations for projectiles utilized in the Company's small-arms ammunition manufacturing process through it's newly formed wholly-owned subsidiary, Industrial Plating Enterprise Co. Further, during the three months ended June 30, 2002, management began to actively seek and process orders for products, resulting in an increase in sales of approximately $374,000, or 112.3% over the same period of the preceding year.

Management continues anticipates several events occurring in future quarters including increased levels of expenditures for marketing, increased product demand as a result of increased market exposure and the introduction of new products under development.

The Company experienced costs of goods sold of approximately $926,000 and $681,000 for the six months ended June 30, 2002 and 2001, respectively. The Company experiences variable costs in the area of material consumption and direct labor. The Company has recognized depreciation expense on production equipment of approximately $320,000 and $314,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods unless the Company is successful in its plans to expand production or add equipment to produce certain components which are being outsourced to unrelated third parties.

The Company continues to make progress towards achieving a break-even operating status. For the six months ended June 30, 2002 and 2001, respectively, has generated a negative gross profit of approximately $(219,000), or (30.98%), and approximately $(348,000), or (104.5%). For the comparable three month period ended June 30, 2002 and 2001, respectively, the Company's gross margin was approximately $(74,000), or (17.1%), and $(209,000), or (191.3%). The Company
anticipates that with continued demand for its profit, anticipated lower production costs from internally generated plating activities and adequate liquidity, it will be able to generate a positive gross profit during Calendar 2002.

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

The Company experienced nominal research and development expenses during the six months ended June 30, 2002 and 2001 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and other product improvements.

Due to the lack of liquidity in 2001 and prior years, the Company has not developed an extensive marketing effort. Accordingly, expenditures in this area have been nominal. Due to improved liquidity during the last 1/2 of 2001 and for future periods, the Company anticipates, as internally generated funds are available, to increase its marketing efforts to boost sales.

Other general and administrative expenses decreased significantly from approximately $599,257 for the first six months of 2001 to approximately $290,280 for the first six months of 2002. The most significant reductions came in interest expense as a result of settling all litigation with the Company's former lending institution and lesser savings in the areas of legal and professional fees and other general and administrative fees.

The Company recognized a net loss of approximately $(499,000) and $(189,000) for the respective six month periods ended June 30, 2002 and 2001, respectively, or $(0.01) and $(0.01) per share.

(4)  Liquidity and Capital Resources

As of June 30, 2002, December 31, 2001, and June 30, 2001, respectively, the Company had working capital of approximately $903,000, $341,000, and $(7,774,000). The Company's working capital position improved significantly in Calendar 2001 with the settlement of litigation involving its outstanding debt to its-then financial institution and the concurrent restructuring of working capital debt into a long-term instrument.

The Company has generated (used) cash in operating activities of approximately $(807,000), $(1,100,000) and $(112,000) during the six months ended June 30,
2002, the year ended December 31, 2001 and the six months ended June 30, 2001. The most significant use of cash during the six months ended June 30, 2002 was the buildup of inventory and the cost of sales related to the sale of merchandise on "industry standard" credit terms causing an increase in accounts receivable and an increase in inventory, particularly raw materials and work in process, to fulfill existing and anticipated product orders.

The Company anticipates that its improved liquidity position beginning in the last half of Calendar 2001 will allow for improved sales and, accordingly, improved liquidity in future periods.

During the six months ended June 30, 2002, the Company added approximately $195,000 in new equipment, principally in it's new wholly-owned subsidiary, Industrial Plating Enterprise Co. This equipment allows the Company to replace previously outsourced portions of it's manufacturing process with internally managed processes which is anticipated to result in additional cost savings to the Company and improved turnaround time on this process.

The Company continues to have plans to increase its production capability in the foreseeable future by 50% to 100%, as influenced by market conditions, availability of manufacturing equipment on the open market and product sales demand. Accordingly, this expansion will require additional capital which is anticipated to be raised in various combinations of capital leases, bank debt and/or equity offerings. At this time, the Company has no definitive budgets or timetables for such expansion and this expansion, if any, will be dependent upon market demand for the Company's products. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

On March 5, 2002, the Company issued 32,000 shares of restricted, unregistered common stock to Len Hale, a member of the Company's Board of Directors, for consulting services related to the Company's reverse merger transaction and for various marketing services. This transaction was valued at approximately $11,520, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

On March 5, 2002, the Company issued 41,665 shares of restricted, unregistered common stock to D. P. Martin & Associates, an unrelated party for shareholder and other public relation services. This transaction was valued at approximately $15,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In April and May 2002, the Company issued an aggregate 432,721 shares of restricted, unregistered common stock to Ammunition Accessories, Inc., Saunders Lead Co. and Airco Plating Co., three unrelated trade creditors in settlement of approximately $182,017 in open trade accounts payable. Each issuance was made at a price of either $0.45 or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

On June 21, 2002, the Company issued 347,223 shares of restricted, unregistered common stock to Access Investments, Inc., an existing shareholder, to reimburse said shareholder for the payment of legal fees associated with the bank related litigation concluded in June 2001 and related consulting services. This transaction was valued at approximately $125,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

On June 26, 2002, the Company sold 277,778 shares of restricted, unregistered common stock to Gala Investments, an unrelated investor, for aggregate proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

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

                            American Ammunition, Inc.





June   21  , 2002

                                                            /s/ Andres Fernandez
                                                         -----------------------
                                                                Andres Fernandez
                                                          President and Director