Form 10QSB
period 2002-09-30
AMERICAN AMMUNITION INC /CA
filed 2002-10-21
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


Commission File Number: 0-32379

                            American Ammunition, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                            91-2021594
--------------------------                          ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                      3545 NW 71st Street, Miami, FL 33147
                     --------------------------------------
                    (Address of principal executive offices)

                                 (305) 835-7400
                           --------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 14, 2002: 54,114,560


Transitional Small Business Disclosure Format (check one):   YES       NO X
                                                                 ----    ---

                            American Ammunition, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                         Page
Part I - Financial Information

  Item 1   Financial Statements                                            3

  Item 2   Management's Discussion and Analysis or Plan of Operation      20


Part II - Other Information

  Item 1   Legal Proceedings                                              23

  Item 2   Changes in Securities                                          24

  Item 3   Defaults Upon Senior Securities                                24

  Item 4   Submission of Matters to a Vote of Security Holders            24

  Item 5   Other Information                                              24

  Item 6   Exhibits and Reports on Form 8-K                               25


Signatures                                                                25

Item 1 - Part 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                           Consolidated Balance Sheets
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                             September 30,      September 30,
                                                                 2002               2001
                                                             ---------------    --------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $     238,695     $   622,112
   Accounts receivable - trade, net of
     factored accounts of approximately
     $-0- and $-0- and allowance for
     doubtful accounts of $-0- and $-0-, respectively               232,821               -
   Inventory                                                        554,369         116,128
   Prepaid expenses                                                  19,647           7,323
                                                              -------------     ------------

     Total Current Assets                                         1,045,532         745,563
                                                              -------------     ------------

Property and Equipment - at cost or contributed value
   Manufacturing equipment                                        6,683,688       6,468,864
   Office furniture and fixtures                                     50,907          49,699
   Leasehold improvements                                           193,606         182,052
                                                              -------------     ------------
                                                                  6,928,201       6,700,615
   Accumulated depreciation                                      (3,224,315)     (2,005,907)
                                                              -------------     ------------

     Net Property and Equipment                                   3,703,886       4,694,708
                                                              -------------     ------------

Other Assets
   Deposits and other                                                77,860          59,712
                                                              -------------     ------------

     Total Other Assets                                              77,860          59,712
                                                              -------------     ------------

TOTAL ASSETS                                                  $   4,827,278     $ 5,499,983
                                                              =============     ============


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.
                                                                               3

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                     Consolidated Balance Sheets - Continued
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                             September 30,      September 30,
                                                                 2002               2001
                                                             ---------------    --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to a bank                                    $          -      $         -
   Current maturities of leases payable                              8,365           31,260
   Accounts payable - trade                                        383,777          618,471
   Customer deposits                                                30,000                -
   Note payable to stockholder                                           -          200,000
                                                              -------------     ------------
     Total Current Liabilities                                     422,142          849,731

Long-Term Liabilities
   Note payable to a bank                                          650,000          950,000
   Capital leases payable                                           11,175           43,142
                                                              -------------     ------------

     Total Liabilities                                           1,083,317        1,842,873
                                                              -------------     ------------

Commitments and Contingencies

Mandatory Convertible Preferred Stock
   1,620,720 and 46,000 shares
     issued and outstanding, respectively                          230,000        8,135,350
                                                              -------------     ------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                              -                -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     54,114,560 and 29,971,200 shares
       issued and outstanding, respectively                         54,115           29,971
   Additional paid-in capital                                   16,052,506        4,971,029
   Accumulated deficit                                         (12,592,660)      (9,479,240)
                                                              -------------     ------------

   Total Stockholders' Equity                                    3,513,961       (4,478,240)
                                                              -------------     ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                       $  4,827,278      $ 5,499,983
                                                              =============     ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2002 and 2001
                                   (Unaudited)


                                                 Nine months     Nine months     Three months    Three months
                                                    ended           ended           ended           ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2002            2001           2002             2001
                                               ----------------------------------------------------------------
Revenues                                       $     1,277,454  $      350,969  $     570,320     $      14,438
                                               ---------------  --------------  -------------     -------------

Cost of Sales
 Materials, Direct Labor
    and other direct costs                           1,236,388         275,048        630,484            31,125
 Depreciation                                          483,537         454,906        163,238           151,635
                                               ---------------  --------------  -------------     -------------
    Total Cost of Sales                              1,719,925         729,954        793,722           182,760
                                               ---------------  --------------  -------------     -------------

Gross Profit                                          (442,471)       (378,985)      (223,402)         (168,322)
                                               ---------------  --------------  -------------     -------------

Operating Expenses
 Research and development expenses                       2,851           1,432          2,200                 -
 Marketing and promotion expenses                       13,842           5,516          6,276                 -
 Other operating expenses                              488,257         505,492        270,126           142,704
 Interest expense                                       76,060         277,685         14,941           105,391
 Depreciation expense                                    3,061           8,022            248             2,610
 Compensation expense related to common
  stock issuances at less than "fair value"             11,346               -         11,346                 -
                                               ---------------  --------------  -------------     -------------
      Total Operating Expenses                         595,417         798,147        305,137           250,705
                                               ---------------  --------------  -------------     -------------

Loss from Operations                                (1,037,888)     (1,177,132)      (528,539)         (419,027)

Other Income (Expense)
 Settlement of litigation                                    -         754,830              -                 -
 Interest and other income                              11,048           3,777            515                 -
                                               ---------------  --------------  -------------     -------------

Income (Loss) before Income Taxes                   (1,026,840)       (418,525)      (528,024)         (419,027)
Provision for Income Taxes                                   -               -              -                 -
                                               ---------------  --------------  -------------     -------------

Net Income (Loss)                                   (1,026,840)       (418,525)      (528,024)         (419,027)

Other Comprehensive Income                                   -               -              -                 -
                                               ---------------  --------------  -------------     -------------

Comprehensive Income (Loss)                    $    (1,026,840) $     (418,525) $    (528,024)    $    (419,027)
                                               ===============  ==============  =============     =============

Loss per weighted-average share of
 common stock outstanding, computed
 on net loss - basic and fully diluted         $         (0.02) $        (0.01) $       (0.01)    $       (0.01)
                                               ===============  ==============  =============     =============

Weighted-average number of
 common shares outstanding                          51,885,746      29,971,200     53,395,558        29,971,200
                                               ===============  ==============  =============     =============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                               5

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                               Nine months      Nine months
                                                                  ended             ended
                                                              September 30,     September 30,
                                                                  2002              2001
                                                              --------------    -------------
Cash flows from operating activities
   Net loss for the period                                    $   (1,026,840)   $   (418,525)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                 486,598         573,994
       Compensation expense related to common
         stock issuances at less than "fair value"                    11,346               -
       Gain on litigation settlement                                       -        (754,830)
       Common stock issued for fees and services                      50,520         127,458
       Accrued interest converted to common stock                                    240,440
       (Increase) Decrease in
         Accounts receivable                                        (232,821)         60,415
         Inventory                                                  (239,628)        217,282
         Prepaid expenses, deposits and other                        (13,739)         (7,323)
       Increase (Decrease) in
         Accounts payable - trade                                    110,730         (66,203)
         Interest payable                                                  -          (2,000)
         Excise taxes payable                                         (8,641)        (27,380)
         Customer deposits                                            30,000               -
                                                              --------------    -------------
Net cash used in operating activities                               (832,475)        (92,672)
                                                              --------------    -------------

Cash flows from investing activities
   Purchase of property and equipment                               (225,229)       (103,300)
                                                              --------------    -------------
Net cash used in investing activities                               (225,229)       (103,300)
                                                              --------------    -------------

Cash flows from financing activities
   Decrease in cash overdraft                                             -            7,760
   Cash received (paid) on short term loans - net                         -         (451,652)
   Cash received on long-term loans                                       -          950,000
   Cash paid on long-term loans                                    (300,000)               -
   Principal paid on long-term capital leases                        (6,173)         (33,882)
   Cash received on sale of Mandatory
     Convertible Preferred Stock                                                     345,000
   Cash received on sale of common stock                          1,006,153                -
                                                              --------------    -------------
Net cash provided by financing activities                           699,980          817,226
                                                              --------------    -------------

Increase (Decrease) in Cash                                        (357,724)         621,254
Cash at beginning of year                                           596,419              858
                                                              --------------    -------------

Cash at end of year                                           $     238,695     $    622,112
                                                              ==============    =============

                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                               6

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                               Nine months      Nine months
                                                                  ended             ended
                                                              September 30,     September 30,
                                                                  2002              2001
                                                              --------------    -------------
Supplemental disclosure of interest
  and income taxes paid

  Interest paid for the period                                $       52,060    $      39,245
                                                              ==============    =============

  Income taxes paid for the period                            $            -    $           -
                                                              ==============    =============

Supplemental disclosure of non-cash
   investing and financing activities

  Conversion of debt and accrued interest
    payable to a shareholder into preferred stock             $            -    $   7,553,600
                                                              ==============    =============

  Conversion of debt and accrued interest
    payable to a shareholder into common stock                $      125,000    $           -
                                                              ==============    =============

  Common stock issued in payment of trade accounts payable    $      188,855    $           -
                                                              ==============    =============





The accompanying notes are an integral part of these consolidated financial statements.
                                                                               7

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

In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co. (IPE), which started production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility with enormous capacity for processing the Company's line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations.


Note B - Preparation of Financial Statements

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

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note B - Preparation of Financial Statements - Continued

The Company and its subsidiaries follow the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have adopted a year-end of December 31 for all entities.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

The accompanying consolidated financial statements contain the accounts of American Ammunition, Inc. (formerly FBI Fresh Burgers International) and its wholly-owned subsidiaries, F&F Equipment, Inc. and Industrial Plating Enterprise Co. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".


                (Remainder of this page left blank intentionally)

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

5.   Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of  September  30,  2002 and 2001,  the  deferred  tax asset  related  to the
Company's  net  operating  loss   carryforward  is  fully  reserved.   If  these
carryforwards are not utilized, they will begin to expire in 2005.

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

6.   Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, and subsequent thereto, the Company had no warrants and/or options outstanding.

7.   Advertising costs

The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Reclassifications

Certain amounts in the accompanying financial statements for the quarter ended September 30, 2001 have been reclassified to conform to the Fiscal 2002 presentations.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note E - Inventory

As of September 30, 2002, inventory consisted of the following components:

                                           September 30, 2002

        Raw materials                              $207,574
        Work in process                             264,048
        Finished goods                               82,747
                                                  ---------
          Totals                                   $554,369
                                                  =========

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note F - Property and Equipment

Property and equipment consist of the following components:

                                     September 30,      September 30,    Estimated
                                         2002               2001          useful life
                                     ------------------------------------------------
   Manufacturing equipment            $6,683,688         $6,468,864      10 years
   Office furniture and fixtures          50,907             49,699       7 years
   Leasehold improvements                193,606            182,052      20 years
                                      ----------         ----------
                                       6,928,201         6,700,615
   Accumulated depreciation           (3,224,315)       (2,005,907)
                                      ----------         ----------

   Net property and equipment         $3,703,866        $4,694,708
                                      ==========        ==========

Total depreciation expense charged to operations for the nine months ended September 30, 2002 and 2001, respectively, was approximately $486,598 and $462,928, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                September 30,   September 30,
                                                    2002            2001
                                               -------------------------------
     Manufacturing and processing equipment     $153,400        $153,400
     Less accumulated depreciation               (50,694)        (35,344)
                                                --------        --------
                                                $106,551        $118,056
                                                ========        ========

Note G - Notes payable to a Bank

During 2001, the Company was operating under a bank approved moratorium on the payment of principal and interest on all notes payable and the Company and its President commenced litigation against the lending institution. On June 29, 2001, the Company and the Bank executed a Settlement and Compromise Agreement whereby all loans and debts of the Company to the Bank were settled and cancelled for a one-time cash payment of $550,000. The source of funds for the $550,000 settlement came from a new $950,000 note payable to another financial institution.

As a result of the June 29, 2001 transaction, the Company recognized a one-time gain on the settlement of approximately $754,830 on the settlement date.

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note H - Capital Leases Payable

Capital leases payable consist of the following as of September 30, 2002 and 2001, respectively:

                                                                 September 30,  September 30,
                                                                     2002            2001
                                                                 ----------------------------
Three  and six  capital  leases,  respectively,  payable  to
various  equipment   financing   companies.   Interest,   at
September  30,  2002,  ranging  between  11.37% and  14.05%.
Payable in aggregate  monthly  installments of approximately
$935, including accrued interest,  as of September 30, 2002.
Final maturities  occur between  September 2004 and December
2004.  Collateralized  the underlying  leased  manufacturing
equipment.                                                        $   19,540    $    74,402

     Less current maturities                                          (8,365)       (31,260)
                                                                  -----------   ------------

     Long-term portion                                            $   11,175    $    43,142
                                                                  ===========   ============

Future maturities of capital leases payable are as follows:

                         Year ending
                        December 31     Amount
                        ------------------------
                        2002            $  8,365
                        2003               9,507
                        2004               1,668
                                        --------

                       Totals           $ 19,540
                                        ========


Note I - Long-Term Debt Payable to a Bank

On June 28, 2001, in anticipation of the settlement of litigation with a financial institution, the Company executed a $950,000 note payable to another financial institution. This note bears interest at the Wall Street Journal published prime rate plus 2.0%.

During July, August and September 30, 2002, the Company made three (3) lump-sum principal reductions of $100,000 each (or an aggregate of $300,000) to the outstanding balance on this note. As of September 30, 2002, the Company owes $650,000 on this note. Upon each lump-sum payment, the Company executed a modification to the payment terms on the note.

At September 30, 2002, the note payment terms are as follows: payments of interest only beginning July 28, 2003 through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. The note is secured by virtually all of the Company's real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement.

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

In July 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In August 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of $100,000. This sale was made at a price of $0.26 per share, which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.29 per share) and the selling price resulted in a charge to operations of approximately $11,346 for compensation expense related to common stock issuances at less than "fair value".

In August 2002, the Company sold 20,506 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $6,152. This sale was made at a price of $0.30 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note K - Common Stock Transactions - Continued

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.


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


Note M - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                            Nine months         Nine months
                               ended                 ended
                           September 30,        September 30,
                               2002                  2001
                           --------------------------------------
       Federal:
         Current                 $     -               $    -
         Deferred                      -                    -
                                 -------               ------
                                       -                    -
                                 -------               ------
       State:
         Current                       -                    -
         Deferred                      -                    -
                                 -------               ------
                                       -                    -
                                 -------               ------
         Total                   $     -               $    -
                                 =======               ======

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $3,500,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note M - Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended September 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months        Nine months
                                                                ended             ended
                                                            September 30,       September 30,
                                                                2002               2001
                                                            ------------------------------
Statutory rate applied to income before income taxes        $(350,000)          $(142,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             -                   -
     Other, including reserve for deferred tax asset          350,000             142,000
                                                            ---------           ---------

       Income tax expense                                   $       -           $       -
                                                            =========           =========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                               September 30,       September 30,
                                                   2002            2001
                                               ------------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards        $  2,150,000     $  1,375,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences          (250,000)        (280,000)
                                               -------------    ------------
                                                  1,900,000        1,095,000
     Less valuation allowance                    (1,900,000)      (1,095,000)
                                               -------------    ------------

       Net Deferred Tax Asset                  $          -     $          -
                                               =============    ============

During the nine months  ended  September  30, 2002 and 2001,  respectively,  the
valuation  allowance  increased   (decreased)  by  approximately   $950,000  and
$145,000.


Note N - Significant Customers

During the years ended December 31, 2001 and 2000, respectively, the Company had a single customer responsible for approximately 51% and 32% of total sales. There were no other customers responsible for more than 10.0% of total net sales during 2001 and 2000, respectively. These trends were also in place at September 30, 2002 and 2001, respectively, and are anticipated to continue for the foreseeable future.



                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries
                   (formerly FBI Fresh Burgers International)

             Notes to Consolidated Financial Statements - Continued


Note O - Subsequent Event

On October 4, 2002, the Company issued an 8.0% Convertible Debenture (Debenture) in the face amount of $250,000 and a Warrant which requires the Holder to purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder on conversion of the Debenture. In no event shall the number of shares issued under the Warrant exceed 30,000,000.

The Debenture bears interest at 8.0% and matures two years from the date of issuance. The Debenture is convertible into common stock, at the option of the Holder, at the lesser of $1.00 per share or 80.0% of the average of the 5 lowest volume weighted average price days during the 20 trading days before, but not including the date of the Holder's election to convert. The Warrant is exercisable at the same price.

The full principal amount of the Debenture is due upon default, as defined in the Debenture agreement. The Debenture interest is payable monthly in arrears commencing on November 15, 2002.

The Company is obligated to file a Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3 and have said Registration Statement effective no later than 120 days after October 4, 2002. Further, the Holder has agreed to convert not less than 5.0% and not more than 10.0% of the original face value of the Debenture monthly beginning the month after the effective date of the Registration Statement and the Holder is required to exercise warrants and purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder on conversion of the Debenture.

The Holder has further contractually agreed to restrict its ability to convert the Debenture or exercise their warrants and receive shares of the Company's common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock of the Company.

In the event an election to convert is made and the volume weighted average price of the Company's common stock is below $0.30 per share, the Company shall have the right to prepay any portion of the outstanding Debenture that was elected to be converted, plus any accrued and unpaid interest, at 125.0%.

The Holder may demand repayment of the Debenture of 125.0% of the face amount outstanding, plus all accrued and unpaid interest, in cash at any time prior to the date that underlying Registration Statement under the Securities Act of 1933 has not been declared effective by the U. S. Securities and Exchange Commission within 3 business days of such demand. If the repayment is accelerated, the Company is also obligated to issue to the Holder 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

If the Holder does not elect to accelerate the Debenture, the Company shall immediately issue and pay to the Holder 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

Concurrent with the execution of the Debenture agreement, the Company executed an engagement letter with the Holder's counsel for legal representation with regard to the preparation of the aforementioned Registration Statement under the Securities Act of 1933.

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(3)  Results of Operations

Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

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

During the nine months ended September 30, 2002, the Company experienced aggregate revenues of approximately $1,277,000 as compared to approximately $351,000 for the first nine months ended September 30, 2001. For the three month period ended September 30, 2002 and 2001, respectively, the Company realized revenues of approximately $570,000 and $14,000.

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

During the quarter ended September 30, 2002, the Company expanded its production capability with the addition of a second production shift. Due to the necessary lead times for hiring and training qualified personnel, the Company experienced increases in direct labor of approximately $43,000, plus related payroll burdens in the third quarter of 2002.

Management continues to anticipate events occurring in future quarters including increased levels of expenditures for marketing, increased product demand as a result of increased market exposure and the introduction of new products under development.

The Company experienced costs of goods sold of approximately $1,719,000 and $730,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company experiences variable costs in the area of material consumption and direct labor. The Company has recognized depreciation expense on production equipment of approximately $484,000 and $455,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods as management anticipates that the acquisition of equipment for IPE will allow the Company to produce certain components which were previously outsourced to unrelated third parties.

For the nine months ended September 30, 2002 and 2001, respectively, has generated a negative gross profit of approximately $(442,000), or (34.64%), and approximately $(379,000), or (108.0%). For the comparable three month period ended September 30, 2002 and 2001, respectively, the Company's gross margin was approximately $(223,000), or (39.2%), and $(168,000), or (1,165.8%). The Company
anticipates that with continued demand for its product, anticipated lower production costs from internally generated plating activities and adequate liquidity, it will be able to generate a positive gross profit by the end of Calendar 2002. Further, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

The Company experiences relatively consistent expenditure levels for executive and administrative compensation, interest expense and depreciation expense. The Company renegotiated its working capital note payable in June 2001. This note bears interest at the Wall Street Journal published prime rate plus 2.0%.

In the months of July, August and September 2002, the Company reduced the outstanding principal and prepaid the interest on the debt through July 28, 2003. The note payment terms were also modified as follows: payments of interest only beginning July 28, 2003 through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. As of September 30, 2002, the Company owes $650,000 on this note.

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

The Company experienced nominal research and development expenses during the nine months ended September 30, 2002 and 2001 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and other product improvements.

Due to the lack of liquidity in 2001 and prior years, the Company has not developed an extensive marketing effort. Accordingly, expenditures in this area have been nominal. Due to improved liquidity during the last 1/2 of 2001 and for future periods, the Company anticipates, as internally generated funds are available, to increase its marketing efforts to boost sales.

Other general and administrative expenses decreased significantly from approximately $505,000 for the first nine months of 2001 to approximately $488,000 for the first nine months of 2002. The most significant reductions came in interest expense as a result of settling all litigation with the Company's former lending institution and lesser savings in the areas of legal and professional fees and other general and administrative fees.

The Company recognized a net loss of approximately $(1,026,000) and $(419,000) for the respective nine month periods ended September 30, 2002 and 2001, respectively, or $(0.02) and $(0.01) per share.

(4)  Liquidity and Capital Resources

As of September 30, 2002, December 31, 2001, and September 30, 2001, respectively, the Company had working capital of approximately $623,000, $341,000, and $(104,000). The Company's working capital position improved significantly in Calendar 2001 with the settlement of litigation involving its outstanding debt to its-then financial institution and the concurrent restructuring of working capital debt into a long-term instrument.

The Company has generated (used) cash in operating activities of approximately $(832,000), $(1,100,000) and $(93,000) during the nine months ended September 30, 2002, the year ended December 31, 2001 and the nine months ended September 30, 2001. The most significant use of cash during the nine months ended September 30, 2002 was the buildup of inventory and the cost of sales related to the sale of merchandise on "industry standard" credit terms causing an increase in accounts receivable and an increase in inventory, particularly raw materials and work in process, to fulfill existing and anticipated product orders.

The Company anticipates that its improved liquidity position will continue to improve as management is of the opinion that the production capacity is in place to support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the nine months ended September 30, 2002, the Company added approximately $225,000 in new equipment, principally in it's new wholly-owned subsidiary, Industrial Plating Enterprise Co. This equipment allows the Company to replace previously outsourced portions of it's manufacturing process with internally managed processes which is anticipated to result in additional cost savings to the Company and improved turnaround time on this process.

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


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On July 25, 2002, the Company sold 384,615 shares of restricted, unregistered common stock to Gala Enterprises, Ltd., an existing shareholder, for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds were used to reduce the Company's outstanding balance on a long-term note payable to a bank.

On August 14, 2002, the Company sold 384,615 shares of restricted, unregistered common stock to Gala Enterprises, Ltd., an existing shareholder, for cash proceeds of $100,000. This sale was made at a price of $0.26 per share, which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.29 per share) and the selling price resulted in a charge to operations of approximately $11,346 for compensation expense related to common stock issuances at less than "fair value". The proceeds were used to reduce the Company's outstanding balance on a long-term note payable to a bank.

On August 21, 2002, the Company sold 20,506 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $6,152. This sale was made at a price of $0.30 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds were used to retire trade accounts payable to a New Mexico law firm for legal services rendered to the Company.

On September 20, 2002, the Company sold 277,778 shares of restricted, unregistered common stock to Access Investments, Inc., an existing shareholder, for cash proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds were used to reduce the Company's outstanding balance on a long-term note payable to a bank.

On September 26, 2002, the Company sold 277,778 shares of restricted, unregistered common stock to Access Investments, Inc., an existing shareholder, for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds were used to provide working capital liquidity for future periods.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

On October 4, 2002, the Company issued an 8.0% Convertible Debenture (Debenture) in the face amount of $250,000 to La Jolla Cove Investors, Inc. (Holder) and a Warrant which allows the Holder to purchase shares of common stock equal to ten
(10) times the number of shares of common stock issued to the Holder on conversion of the Debenture. In no event shall the number of shares issued under the Warrant exceed 30,000,000.

The Debenture bears interest at 8.0% and matures two years from the date of issuance. The Debenture is convertible into common stock, at the option of the Holder, at the lesser of $1.00 per share or 80.0% of the average of the 5 lowest volume weighted average price days during the 20 trading days before, but not including the date of the Holder's election to convert. The Warrant is exercisable at the same price.

The full principal amount of the Debenture is due upon default, as defined in the Debenture agreement. The Debenture interest is payable monthly in arrears commencing on November 15, 2002.

The Company is obligated to file a Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3 and have said Registration Statement effective no later than 120 days after October 4, 2002. Further, the Holder has agreed to convert not less than 5.0% and not more than 10.0% of the original face value of the Debenture monthly beginning the month after the effective date of the Registration Statement and the Holder is required to exercise warrants and purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder on conversion of the Debenture.

The Holder has further contractually agreed to restrict its ability to convert the Debenture or exercise their warrants and receive shares of the Company's common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock of the Company.

In the event an election to convert is made and the volume weighted average price of the Company's common stock is below $0.30 per share, the Company shall have the right to prepay any portion of the outstanding Debenture that was elected to be converted, plus any accrued and unpaid interest, at 125.0%.

The Holder may demand repayment of the Debenture of 125.0% of the face amount outstanding, plus all accrued and unpaid interest, in cash at any time prior to the date that underlying Registration Statement under the Securities Act of 1933 has not been declared effective by the U. S. Securities and Exchange Commission within 3 business days of such demand. If the repayment is accelerated, the Company is also obligated to issue to the Holder 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

If the Holder does not elect to accelerate the Debenture, the Company shall immediately issue and pay to the Holder 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

Concurrent with the execution of the Debenture agreement, the Company executed an engagement letter with the Holder's counsel for legal representation with regard to the preparation of the aforementioned Registration Statement under the Securities Act of 1933.

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Ammunition, Inc.

Dated: October 18, 2002                 /s/ Andres Fernandez
       ----------------                 -------------------------------
                                        Andres Fernandez
                                        President and Director

                                 CERTIFICATIONS


     I, Andres Fernandez, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of American Ammunition, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



/s/ Andres Fernandez                                    Dated: October 18, 2002
--------------------                                           ----------------
Andres Fernandez
Chief Executive Officer (or the equivalent thereof)



     I, Andres Fernandez, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of American Ammunition, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


/s/ Andres Fernandez                                    Dated: October 18, 2002
--------------------                                           ----------------
Andres Fernandez
Chief Financial Officer (or equivalent thereof)