Form 10KSB
period 2002-12-31
AMERICAN AMMUNITION INC /CA
filed 2003-03-31
CIK 1123648

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 333-46160

                            American Ammunition, Inc.
                       ---------------------------------
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

                         Common Stock, $0.001 par value
                            ------------------------
                                (Title of class)

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

Yes [X]  No [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $1,409,364

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2002 was $22,131,266.40 based upon 55,328,166 shares outstanding of which 24,333,746 was held by non-affiliates and a share price of $0.40. No non-voting common equity is outstanding.

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

In December 2001, concurrent with a modification in the holding period prior to conversion, certain holders of the Series A Preferred Stock orally notified the Company of their intent to exercise the conversion features on 1,749,720 issued and outstanding shares of Series A Preferred Stock into 19,246,920 shares of common stock prior to December 31, 2001. Due to the timing of the requisite documentation, the clerical activities related to this conversion were not completed until February 2002.

In February 2002, the Company converted $100,000 in short-term debt payable and accrued interest of approximately $25,000 to an existing shareholder into 277,778 shares of restricted, unregistered common stock. This transaction was consummated at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The Company utilizes a discount of approximately 50.0% on the quoted closing price to value all transactions settled with restricted, unregistered common stock issued pursuant to Rule 144 of the U. S. Securities and Exchange Commission. This transaction paid in full all outstanding short-term debt.

In March 2002, in two separate transactions, the Company sold an aggregate 1,388,890 shares of restricted, unregistered common stock to two separate investors for aggregate proceeds of approximately $500,000. Each sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction. These proceeds were used to supplement operational working capital.

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

In June 2002, the Company issued 347,223 shares of restricted, unregistered common stock to an existing shareholder to reimburse said shareholder for his payment of previously accrued legal fees associated with the bank related litigation, which was concluded in June 2001, on behalf of the Company and for other consulting services currently being provided by the shareholder. This transaction was valued at approximately $125,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In June 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an investor for aggregate proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to supplement operational working capital.

During June, July and September 2002, the Company issued an aggregate 21,987 shares of restricted, unregistered common stock in payment of approximately $10,400 in accrued dividends payable on the Company's outstanding Series A Preferred Stock for the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002.

In July 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In August 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of $100,000. This sale was made at a price of $0.26 per share, which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.29 per share) and the selling price resulted in a charge to operations of approximately $11,346 for compensation expense related to common stock issuances at less than "fair value". The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In August 2002, the Company sold 20,506 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $6,152. This sale was made at a price of $0.30 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to directly retire a trade account payable to a specific vendor.

In August 2002, the Company issued 24,999 shares of restricted, unregistered common stock to an unrelated party for shareholder and other public relation services. This transaction was valued at approximately $6,875, or $0.28 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds from this transaction were used to support operational working capital.

In September 2002, the Company sold 222,222 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to support operational working capital.

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

The Debenture Holder has contractually committed to convert not less than 5.0% and not more than 10.0% of the original face value of the Debenture monthly beginning the month after the effective date of the Registration Statement and the Holder is required to concurrently exercise warrants and purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder upon the respective mandatory conversion of the Debenture.

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

Due to the contractually agreed mandatory conversion of this Debenture, the Company has reflected this transaction in its balance sheet as a "mezzanine" level debt obligation on its balance sheet, between "Total Liabilities" and "Shareholders' Equity". Upon the respective mandatory conversion, the Company will relieve the respective portion of the Debenture and the any related accrued, but unpaid interest, and credit this amount to the respective "common stock" and "additional paid-in capital" accounts in the shareholder's equity section for the par value and excess amount over the par value of the respective shares issued.

No value was assigned to the issued warrant. Upon exercise of the warrant, the Company will record the issuance of the underlying shares as a new issuance of common stock on the date of each respective exercise.

Concurrent with the execution of the Debenture agreement, the Company executed an engagement letter with the Holder's counsel for legal representation with regard to the preparation of the aforementioned Registration Statement under the Securities Act of 1933.

In November 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In December 2002, the Company sold an aggregate 120,170 shares of restricted, unregistered common stock to an existing shareholder in three separate transactions valued at an aggregate of approximately $31,244. These sales were made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock on the date of each respective transaction. The proceeds of this transaction were used to directly retire a trade account payable to a specific vendor.

In December 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In December 2002, the Company issued 55,000 shares of restricted, unregistered common stock upon the exercise of 5,000 shares of outstanding Series A Preferred Stock upon the exercise of the conversion option by the Holder of the Series A Preferred Stock.

On February 28 and March 20, 2003, respectively, the Company made additional principal reductions of $100,000 and $350,000 fully retiring the outstanding debt.

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

The Company had minimal operations until September 2001 when it acquired AA and since such acquisition is engaged principally in the manufacture and sale of ammunition for retail and wholesale sales. American Ammo is an established small arms munitions manufacturer with an existing distribution network. The ammunition market is dominated by three major manufacturers; however, the Company is poised to enter and impact the growing ammunition market with its technologically advanced manufacturing equipment and techniques. The Company is located in a "Right to Work" state where labor costs are relatively low and it is therefore able to maintain low manufacturing costs.

The Company began as an assembler and re-loader of ammunition in several calibers. As the Company grew, management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Its founders then invested heavily in research and development, equipment and technology and focused on increasing its market share. As a result, the Company continued manufacturing its initial calibers along with special order ammunition for the Department of Defense. Further streamlining of the operations resulted in the manufacture of the current ammunition product line: 9mm, .45auto, ..380auto, .32auto, .40S&W, 38Spl, 30carbine and .223 REM. Management has identified these products as having the largest share of the market for the next several years.

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

Marketing and Sales Distribution

American Ammunition currently has agreements with nineteen (19) national distributors throughout the United States in order to diversify its customer base. Ellet Brothers, Inc. accounted for 51% and 42% of the Company's total sales for fiscal year 2001 and 2002 respectively. Exports accounted for 25% of the Company's total sales for fiscal year 2002. The Company has exported its products to South America, the Caribbean and the Middle East. The Company has also entered into an "Assured Payment Program" with a National Buying Syndicate which represents 200 members with 1200 retail locations, and has begun shipping to them in the first quarter of 2003. The agreement with this National Buying Syndicate guarantees payment to the Company from all of individual members of the syndicate. The Company plans to continue to aggressively pursue new customers through promotions, advertising and trade shows. It intends to solicit original equipment manufacturer subcontract work from the three (3) major manufacturers; seek additional means of commercial distribution; seek further Department of Defense and law enforcement contracts; solicit further export sales and increase its dealings with mass merchandisers/chain stores.

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

The Company also is marketing its unique manufacturing flexibility to numerous DOD and commercial munitions manufacturers as subcontractors allowing prime contractors to reap the benefits of its "HUBZone certification", thereby allowing such prime contractors to comply with FAR requirements for the use of "small and under-utilized minority business" in fulfilling government contracts.

The Small Business Reauthorization Act of 1997 increased the overall government agencies' procurement goals for small business to 23% and calls for HUBZone contracts to increase from 1.5% of these procurements to 3% by 2003.

Pricing and Value

The Company strives to price its products competitively at a price lower than any of the "big three" manufacturers (Remington, ATK and Winchester). The Company capitalizes on the fact that the "big three" have very large corporate infrastructures and, in management's opinion, have to pay much higher labor costs to their plant personnel. This pricing strategy permits the distributor to purchase the Company's product, add a significant profit and sell such product at a retail price that is lower than that at which the distributor can purchase the competitors' product. The Company believes that this strategy can have a significant impact on the market and increase the Company's market share.

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

Industrial Plating Enterprise Company

Industrial Plating Enterprise Company (IPE), a wholly owned subsidiary, is a high volume "barrel plating" facility currently operating at approximately 30% of its capacity. IPE is meeting all of the parent company's projectile plating needs at this time. As the parent company's projectile plating requirement grows, IPE will increase production to meet that need. IPE's innovative hazardous materials and hazardous waste management and treatment system is fully capable of meeting increased production requirements. IPE's management, intends to explore adding additional metallization and coating processes to diversify its services to the parent company as well as offering its services to other industries with the eventual goal of generating revenue to the parent company.

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

The market for small arms ammunition is becoming increasingly competitive. Companies such as Remington, ATK and Winchester are all better equipped, more experienced and better financed than the Company.

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

The U.S. Market for Firearms and Ammunition, Economic Analysis of Markets, Manufacturers and Importers states that, "In 1999 sales for small arms and handgun ammunition exceeded $10 billion. Only five (5) companies in the United States shared 90% of the market. They include Olin Corporation's Winchester Ammunition Division, Remington Arms, ATK and American Ammo."

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

Dependence on one or few customers

The Company currently has agreements with nineteen (19) national distributors throughout the United States to diversify its sales base and plans to continue to aggressively pursue new customers through promotions, advertising and trade shows. It intends to solicit original equipment manufacturer subcontract work from the three major manufacturers; seek additional means of commercial distribution; seek further Department of Defense and Law Enforcement contracts; solicit further Export sales; and increase its dealings with Mass Merchandisers/Chain stores.

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

Cost and Effects of Compliance with Environmental Laws

As a manufacturer, the Company and its wholly-owned subsidiary are subject to general local, state and federal regulations governing environmental concerns. Management believes that the Company and its subsidiary have always been and continue to be in compliance with all such laws.

Special precautions have been taken by the Company to ensure that adequate ventilation exists for the portion of the Company's operations that utilize lead and/or brass. Additionally, the Company's gunpowder supply is humidity and temperature controlled in a secure facility.

Employees

At December 31, 2002, the Company employed forty-five (45) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future sales and production requirements.

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

The wholly owned subsidiary, Industrial Plating Enterprise Company (IPE), is fully operational and filling the immediate needs of projectile plating for the parent company. IPE is located in a 5,000 square foot facility operating under a 5 year lease agreement expiring in March 2007 that contains a clause that the lease may be extended for an additional 5 years upon written notification to the lessor no later than 120 days prior to the scheduled expiration date at a rental rate based upon the fair market value for similar space in a similar location at the time of renewal. The monthly cost varies between $1,700 and $1913.36 throughout the lease. IPE is in full compliance with all Local, State and Federal regulations in its operations.

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

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information.

The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "AAMI" and has been since October 23, 2001. Prior to that time, it was approved for trading under symbol "FBIB," although it never traded under that symbol. The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

Quarter                    Ask/High     Bid/Low
---------------------      --------     --------
09/01/2001-12/31/2001      1.75         0.53

01/01/2002-03/31/2002      0.81         0.33

04/01/2002-06/31/2002      0.65         0.36

07/01/2002 - 09/30/2002    0.57         0.31

10/01/2002 - 12/31/2002    0.47         0.38

Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

(b) Holders.

As of December 31, 2002 the Company had one hundred twelve (112) shareholders of record of its 55,328,166 outstanding shares of common stock, 33,733,598 of which were restricted Rule 144 shares and 23,438,760 of which were free-trading. Of the Rule 144 shares, 30,962,420 shares have been held by affiliates of the Company for more than one (1) year.

(c) Dividends.

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this Registration Statement including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Registration Statement and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We were incorporated on February 1, 2000 in the State of California as FirsTelevision.com. We subsequently changed our corporate name to FBI Fresh Burgers International with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

On September 29, 2001, FBI Fresh Burgers, F&F Equipment, Inc. and the individual shareholders of F&F entered into an "Agreement For The Exchange Of Common Stock" whereby the shareholders of F&F exchanged 100% of the issued and outstanding stock of F&F for 21,000,000 post-forward split shares of restricted, unregistered common stock of FBI Fresh Burgers. F&F Equipment, Inc. then became a wholly-owned subsidiary of FBI Fresh Burgers.

F&F Equipment, Inc. was incorporated on October 4, 1983 under the laws of the State of Florida. The company was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business." F&F conducts its business operations under the assumed name of "American Ammunition."

The acquisition of F&F Equipment, Inc., on September 29, 2001, by us effected a change in control and was accounted for as a "reverse acquisition" whereby F&F Equipment, Inc. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the September 29, 2001 change in control transaction, our financial statements reflect the historical financial statements of F&F Equipment, Inc. from its inception on October 4, 1983 and the operations of FBI Fresh Burgers subsequent to September 29, 2001.

Concurrent with the September 29, 2001 reverse acquisition transaction, we amended our articles of incorporation to change our name to American Ammunition, Inc. and modified our capital structure to allow for the issuance of up to 320,000,000 total equity shares consisting of 20,000,000 shares of preferred stock and 300,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On October 9, 2001, we effected a three for one forward stock split. This action caused the then issued and outstanding shares to increase from 2,990,400 to 8,971,200 on the effective date. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

During the quarter ended March 31, 2002, management elected to focus its efforts, capital resources and energies in streamlining production methods, securing key sources of raw material and exploring the addition of equipment to allow the Company to produce certain components of its manufacturing process which are currently being outsourced to unrelated third parties.

In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co., which started production on June 14, 2002. Industrial Plating is a fully licensed and approved electrochemical metallization facility with significant capacity for processing our line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques.

During the quarter ended September 30, 2002, the Company expanded its production capability with the addition of a second production shift. Due to the necessary lead times for hiring and training qualified personnel, the Company experienced significant increases in direct labor, payroll taxes and other related expenses during 2002. Management continues to anticipate events occurring in future quarters including increased levels of expenditures for marketing, increased product demand as a result of increased market exposure and the introduction of new products under development.

Results of Operations

Year ended December 31, 2002 compared with the year ended December 31, 2001.

During the year ended December 31, 2002, we experienced aggregate net revenues of approximately $1,409,000 as compared to approximately $428,000 for the year ended December 31, 2001. The 2002 levels compare favorably to the 2000 revenue levels of approximately $1,716,000.

We experienced costs of goods sold of approximately $2,457,000 for the year ended December 31, 2002 as compared to approximately $1,385,000 for the year ended December 31, 2001. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $653,000 and $629,000, respectively, in the above cost of goods expense totals.

These depreciation levels are anticipated to remain fairly constant for future periods as management does not anticipate any significant capital equipment acquisitions in future periods. Further, the addition of the Industrial Plating Enterprise Co. equipment allows us to produce certain components which were previously outsourced to unrelated third parties.

For the year ended December 31, 2002 and 2001, respectively, we have generated a negative gross profit of approximately $(1,047,000), or (74.31%), and approximately $(957,000), or (223.84%). We anticipate that with continued demand for our product, lower production costs being experienced from internally generated plating activities and adequate liquidity, it will be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

We experienced nominal research and development expenses of approximately $3,700 and $4,000, respectively, during the years ended December 31, 2002 and 2001, principally related to the expansion of our product line to add a .223 caliber round and the evolving development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and other product improvements.

Other general and administrative expenses decreased significantly from approximately $845,000 for the year ended December 31, 2002 as compared to approximately $1,806,433 for the year ended December 31, 2001. The most significant reductions came in interest expense as a result of settling all litigation with the Company's former lending institution, savings in the areas of legal and professional fees and other general and administrative fees.

Included in our results of operations for both 2002 and 2001 are various non-cash expenditure charges. During 2002, we experienced charges to operations of approximately $11,500 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. During 2001, we experienced a charge of approximately $1,208,000 for the amortization of the Beneficial Conversion Feature Discount on our Preferred Stock. This charge results from the difference between the closing quoted market price on our common stock and the equivalent converted price of our Mandatory Convertible Preferred Stock which was sold and converted during 2001.

We recognized a net loss of approximately $(1,883,000) and $(3,216,577) for the respective years ended December 31, 2002 and 2001, respectively, or $(0.04) and $(0.11) per share.

Year ended December 31, 2001 compared with the year ended December 31, 2000.

Our operations were hampered during 2001 as a result of on-going litigation between us and our financial lending institution. As we were unable to access credit lines for working capital, we were unable to offer selling terms comparable to our competitors and, accordingly, experienced a significant reduction in sales from prior years. This litigation was settled during June 2001 and we negotiated a new working capital note with a different financial institution which provided liquidity for the remainder of 2001.

During  the  year  ended   December  31,  2001,  we   experienced   revenues  of
approximately $428,000 as compared to approximately $1,716,000 for the year ended December 31, 2000.

We experienced costs of goods sold of approximately $1,629,000 and $2,026,000 for the years ended December 31, 2001 and 2000, respectively. We experience variable costs in the area of material consumption and direct labor. We recognized depreciation expense on production equipment of approximately $629,000 and $617,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods unless we are successful in our plans to expand production.

We have realized a gross profit of approximately ($1,201,000), or (280.97%) for the year ended December 31, 2001 and approximately ($310,000), or (18.07%) for the year ended December 31, 2000. We anticipate that with adequate liquidity, we will be able to generate a positive gross profit during Calendar 2002.

We incurred nominal research and development expenses of approximately $3,800, during 2001 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and Home Defense Market.

Other general and administrative expenses increased from approximately $87,000 during Calendar 2000 to approximately $535,000 during Calendar 2001. The majority of this increase was a result of professional and consulting fees related to our reverse acquisition transaction in September 2001, and includes approximately $415,000 for non-cash charges related to fees and services charged to operations which were paid with common stock.

We also experienced non-cash income (charges) to operations resulting from a one-time gain of approximately $755,000 for the settlement of the litigation with our former lending institution and approximately ($392,000) in amortization of a beneficial conversion feature discount on preferred stock with an equivalent post-conversion common stock price at an amount less than the quoted closing market price of our common stock as of the sale date of the underlying convertible preferred stock.

We recognized a net loss of approximately $(2,212,000) and $(1,216,000) for the years ended December 31, 2001 and 2000, respectively, or $(0.08) and $(0.05) per share.

Liquidity And Capital Resources

As of December 31, 2002 and 2001, respectively, we had working capital of approximately $56,000 and $152,000. Our working capital position improved significantly in Calendar 2001 with the settlement of litigation involving its outstanding debt to its-then financial institution and the concurrent restructuring of working capital debt into a long-term instrument.

We have used cash in operating activities of approximately $1,236,000 and $1,100,000 during the years ended December 31, 2002 and 2001, respectively.

The most significant use of cash in operations during the year ended December 31, 2002 was the rebuilding of our operations after the problems encountered during 2001 while we were in litigation with our former primary lending institution. We further used cash in building up our inventory in anticipation of Calendar 2003 orders as communicated to us by our customer base.

We experience relatively consistent expenditure levels for executive and administrative compensation, interest expense and depreciation expense. During the third quarter of 2001, we renegotiated our working capital note in the principal amount of $950,000. The note bore interest at the Wall Street Journal published prime rate plus 2.0%. During 2002, we reduced the outstanding principal on five (5) separate occasions to a balance of approximately $450,000. The note payment terms were also modified as follows: payments of interest only through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. As of December 31, 2002, we owed $450,000 on this note.

The note is secured by virtually all of our real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement. Accordingly, we anticipate relatively stable interest expense, or declining levels, in future periods depending on expansion and additional equipment financing requirements. We do not anticipate the addition of significant additions to office and administrative personnel.

On February 28 and March 20, 2003, respectively, the Company made additional principal reductions of $100,000 and $350,000 fully retiring the outstanding debt.

We anticipate that our improved liquidity position will continue to improve as management is of the opinion that the production capacity is in place to support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the year ended December 31, 2002, we added approximately $387,000 in new equipment, of which approximately $225,000 was acquired in our new wholly-owned subsidiary, Industrial Plating Enterprise Co. This equipment allows us to replace previously outsourced portions of our manufacturing process with internally managed processes which resulted in cost savings to us and improve turnaround time on this process.

Depending on future demand for our products, we may develop plans to increase our production capability in the foreseeable future by 50% to 100%, as influenced by the availability of manufacturing equipment on the open market and product sales demand. This expansion, when undertaken, will require additional capital which is anticipated to be raised in various combinations of capital leases, bank debt and/or equity offerings. At this time, we have no definitive budgets or timetables for such expansion and this expansion, if any, will be dependent upon market demand for our products. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will not be obtained on terms favorable to or affordable by us.

Convertible Debenture

On October 4, 2002, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $250,000 8% convertible debenture and a warrant to purchase up 30,000,000 shares of our common stock. The debenture bears interest at 8%, matures in two years from the date of issuance, and is convertible into our common stock, at the selling stockholder's option, at the lesser of (i) $1.00 or (ii) 80% of the average of the five lowest volume weighted average price days during the 20 trading days before but not including the conversion date. The warrant may only be exercised concurrently with a conversion of the debenture and then only for that number of shares of common stock equal to 10 times the number of shares common stock issued to the debenture holder on that conversion date. The exercise price of the warrant is the lesser of (i) $1.00; or (ii) 80% of the average of the five lowest volume weighted average price during the 20 trading days prior to the holder's election to convert. See the "Selling Stockholders" section for a description of the convertible debenture and warrant issued to the La Jolla Cove Investors, Inc.

We are obligated to file this Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3 and have said Registration Statement effective no later than 120 days after October 4, 2002.

La Jolla Cove Investors, Inc. (La Jolla) has contractually committed to convert not less than 5.0% and not more than 10.0% of the original face value of the Debenture monthly beginning the month after the effective date of the Registration Statement and the Holder is required to concurrently exercise warrants and purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder upon the respective mandatory conversion of the Debenture.

La Jolla has further contractually agreed to restrict its ability to convert the Debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

In the event an election to convert is made and the volume weighted average price of our common stock is below $0.30 per share, we have the right to prepay any portion of the outstanding Debenture that was elected to be converted, plus any accrued and unpaid interest, at 125.0%.

La Jolla may demand repayment of the Debenture of 125.0% of the face amount outstanding, plus all accrued and unpaid interest, in cash at any time prior to the date that underlying Registration Statement under the Securities Act of 1933 has not been declared effective by the U. S. Securities and Exchange Commission within 3 business days of such demand. If the repayment is accelerated, we are also obligated to issue to the Holder 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

If La Jolla does not elect to accelerate the Debenture, the Company shall immediately issue and pay La Jolla 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

Due to the contractually agreed mandatory conversion of this Debenture, we have reflected this transaction in our balance sheet as a "mezzanine" level debt obligation on its balance sheet, between "Total Liabilities" and "Shareholders' Equity". Upon the respective mandatory conversion, we will relieve the respective portion of the Debenture and the any related accrued, but unpaid interest, and credit this amount to the respective "common stock" and "additional paid-in capital" accounts in the shareholder's equity section for the par value and excess amount over the par value of the respective shares issued.

No value was assigned to the warrant issued to La Jolla. Upon exercise of the warrant, we will record the issuance of the underlying shares as a new issuance of common stock on the date of each respective exercise.

Concurrent with the execution of the Debenture agreement, we executed an engagement letter with La Jolla's counsel for legal representation with regard to the preparation of this Registration Statement under the Securities Act of 1933.

Research and Development

We plan on significantly increasing our spending on research and development activities during Calendar 2003. We believe that research and development activities will allow for the development and introduction of new products into the ammunition marketplace. Over the next 12 calendar months, we anticipate completing the design, development and introduction of our new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program. Management also believes that this projectile will have wide acceptance in the home security and sport hunting markets.

Further, additional ammunition calibers and/or projectiles may be developed by us depending upon market research, acceptance in the marketplace of existing products and production capabilities. At this time, there are no definitive plans for the further introduction of other new products into the marketplace.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                 Age   Position(s) with Company
---------------      ---   -----------------------------------------
J.A. Fernandez, Sr.  66    Chairman of the Board and Director of Sales

Andres F. Fernandez  37    President and Chief Executive Officer

Emilio D. Jara       38    Vice-President of Operations, Secretary and Director

Amelia Fernandez     66    Vice President and Director

Maria A. Fernandez   43    Director

Len Hale             58    Director

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

Business Experience

J. A. Fernandez, Sr., age 66, currently serves as the Chairman of the Board and Director or Sales. He has been employed by AA since its inception in 1983. Mr. Fernandez is the patriarch of what began as a family business and is responsible for the sales activities of the Company. Mr. Fernandez has over 40 years experience in diverse industries including aerospace, advanced polymer manufacturing, munitions, mining and processing of gemstones and metal ores and has utilized such experience for the growth and development of the Company. He is fluent in Spanish.

Andres Fernandez, age 37, currently serves as President and Chief Executive Officer. Mr. Fernandez has served in each of these capacities since September 2001. He has been employed by AA for over a decade. Mr. Fernandez is responsible for day to day operations and has been a driving force behind the Company and its success in becoming a vertically integrated manufacturer. He studied physics and calculus at St. Thomas University, FL and at the University of Miami, FL. He is a licensed pilot, having graduated from the American Institute of Aeronautics, FL, and received his certificate as a private pilot (fixed wing) as well as private helicopter (rotary)in 1989. In 1989, Mr. Fernandez graduated from the Institute of Public Service (Pan Am), GA as a tactical rappel instructor. In 1990, he graduated from Omni Explosives, TN with a specialty in tactical explosives. Mr. Fernandez was certified by the Florida Department of Law Enforcement Academy in special operations/entry techniques in 1990. He has served as a tactical advisor to U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms, U.S. Customs Service and the Florida Department of Law Enforcement. He has received numerous commendations and letters of appreciation. He also served on the Board of Veterans Affairs (Hialeah , FL) from 1990 to 1991. He is fluent in Spanish.

Emilio Jara, age 38, currently serves as Vice President of Operations, Secretary and a Director. Mr. Jara has served in each of these capacities since September 2001. He has been employed with AA since 1988. He has been an integral part of the Company's technological growth. His abilities have contributed to the Company's research and development and subsequent increase in the number of production lines. Mr. Jara is extremely well versed in metallurgical and ballistic issues. He studied business administration at Miami-Dade Community College (1984/1985). In 1989, he graduated from the Institute of Public Service (Pan Am), GA as a Tactical Rappel Instructor. In 1990, Mr. Jara graduated from Omni Explosives, TN with a specialty in Tactical Explosives. He is fluent in Spanish.

Amelia Fernandez, age 66, currently serves as Vice President and Director. Mrs. Fernandez has served in each of these capacities since September 2001. She graduated from Conservatorio Falcon (1950) and the National Conservatory of Music in Havana, Cuba in 1952. Mrs. Fernandez holds the degrees of Professor of Piano and Professor of Solmization Theory. She is an accomplished classical pianist, opera singer and artist. As a diamond importer and wholesaler, she completed and graduated from numerous Gemological Institute of America courses, including the diamond and colored stone courses. She achieved success as a jewelry designer for a select group of buyers, both corporate and individual. She has managed, owned and operated several business enterprises in the competitive world of wholesale and retail diamonds and precious stones. She has been employed by AA since 1986 as its Office Manager and Human Resources Coordinator, including the research and development of training manuals and procedures for the selection of personnel. She is fluent in Spanish.

Maria A. Fernandez, age 43, currently serves as a Director. Mrs. Fernandez has served as a Director since September 2001. She has been the managing partner at Fernandez Friedman Grossman & Kohn PLLC since May 1998. Prior to that date, she was a partner at Taustine Post Sotsky Berman Fineman & Kohn. She concentrates her legal practice in the areas of estate planning, probate and administration. She also practices in the areas of Medicaid and disability planning, corporate and individual taxation and Corporate law, with an emphasis in closely held corporations. She is a graduate of the University of Miami, FL (Bachelor of Business Administration and Master of Professional Accounting) and the Brandeis School of Law at the University of Louisville, KY. Ms. Fernandez is licensed to practice in Kentucky and Florida. She has lectured in the areas of estate planning and probate, Medicaid planning and elder law. She is a member of the Louisville, Florida, Kentucky and American Bar Associations and is fluent in Spanish. Ms. Fernandez is the past President of the Women Lawyers Association of Jefferson County, Kentucky and current Board Member of the Louisville Bar Association. A Graduate of the Kentucky Women's Leadership Network, she is active in various civic organizations and is on the board of several non-profit corporations.

Len Hale, age 58, currently serves as a Director. Mr. Hale has served as a Director since September 2001. He is the President of Hale Consulting, LLC in Montgomery, AL, a management consulting firm focusing on sales, marketing and management systems. Mr. Hale has more than 20 years experience as a proven leader in the firearms industry. From 1995-1998, he served as group president of Blount International, Inc. (AL). As president of this public manufacturing company consisting of 10 sporting goods brands, he oversaw a $300 million plus operation with three (3) division Presidents and increased sales from $84M to in excess of $300M through internal growth and acquisitions, improved operating income and return on capital employed. From 1990-1995, Mr. Hale served as Executive Vice-President and Chief Operating Officer of Ellett Brothers, Inc.(SC) Under his leadership, sales improved from $69M to $160 M and profits grew from a negative profit to in excess of $6M. He also installed a marine division, archery division and manufacturing divisions. He has served on numerous boards and industry organizations, including the Board of Governors of SAAMI (Sporting Arms and Ammunition Manufacturers Association) and the Board of Governors of the National Shooting Sports Foundation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2002, 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

SUMMARY COMPENSATION TABLE


                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
(a)               (b)     (c)       (d)      (e)          (f)         (g)          (h)      (i)
                                             Other        Restricte   Securities   LTIP     All
Name and                                     Annual       d Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position                  ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
(1)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
J.A.              2000    $59,202   $0       $0           $0          $0           $0       $0
Fernandez, Sr.,   2001    $50,859   $0       $0           $0          $0           $0       $0
Chairman,         2002    $77,770   $0       $0           $0          $0           $0       $0
Director of
Sales

Andres F.         2000    $88,438   $0       $0           $0          $0           $0       $0
Fernandez,        2001    $74,290   $0       $0           $0          $0           $0       $0
President and     2002    $103,508  $0       $0           $0          $0           $0       $0
Chief Executive
Officer

Emilio D.         2000    $36,400   $0       $0           $0          $0           $0       $0
Jara, Vice-       2001    $42,500   $0       $0           $0          $0           $0       $0
President         2002    $43,000   $0       $0           $0          $0           $0       $0
of
Operations,
Secretary
and
Director

Amelia            2000    $59,202   $0       $0           $0          $0           $0       $0
Fernandez,        2001    $59,923   $0       $0           $0          $0           $0       $0
Vice              2002    $64,598   $0       $0           $0          $0           $0       $0
President
and
Director

Maria A.          2000    $0        $0       $0           $0          $0           $0       $0
Fernandez,        2001    $0        $0       $0           $0          $0           $0       $0
Director          2002    $0        $0       $0           $0          $0           $0       $0

Len               2000    $0        $0       $0           $0          $0           $0       $0
Hale,             2001    $0        $0       $0           $0          $0           $0       $0
Director          2002    $0        $0       $0           $0          $0           $0       $0

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.


Name and Address of              Title of              Amount and Nature of    Percent of
Beneficial Owner                  Class                  Beneficial Owner        Class
------------------------------------------------------------------------------------------
J.A. Fernandez, Sr.                 Common              14,905,905              26.9%
3545 NW 71st Street
Miami, Florida 33147

Andres F. Fernandez(2)              Common             11,293,115               20.4%
3545 NW 71st Street
Miami, Florida 33147

Amelia C. Fernandez                 Common              4,281,900                7.7%
3545 NW 71st Street
Miami, Florida 33147

Maria A. Fernandez (3)              Common                259,500                0.5%
Fernandez Friedman Grossman
& Kohn PLLC
101 S.  5th Street
Suite 2400
Louisville, KY 40202-3115

Emilio D. Jara                      Common                 54,000                0.1%
3545 NW 71st Street
Miami, Florida 33147

Len C. Hale                         Common                200,000                0.4%
Hale Consulting, LLC
3700 Jesse Court
Montgomery, AL 36106

All officers and directors
as a group (6 persons)(4)           Common             30,994,420               56.0%
--------------------

(1) J.A. Fernandez, Sr. and Amelia C. Fernandez are husband and wife and the parents of Andres F. Fernandez and Maria A. Fernandez. Some or all of the securities owned by the individual Fernandez family members may be aggregated together and/or ownership imputed to one another.

(2) In addition to his common stock, in September 2001, Andres Fernandez converted unsecured indebtedness of the Company to him in the amount of $7,553,600 for 1,510,720 shares of $5.00 Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into eleven (11) shares of the Company's common stock at any time after six (6) months from the date of issuance and prior to notice of redemption, subject to adjustments for customary anti-dilution events. In February 2002, certain holders of the Series A Preferred Stock, including Andres F. Fernandez, notified the Company of their intent to exercise the conversion features on 1,749,720 issued and outstanding shares of Series A Preferred Stock into 19,246,920 shares of common stock. Andres F. Fernandez converted 1,510,720 shares of such Preferred Stock into 16,617,920 shares of restricted common stock of the Company. Due to the timing of the conversion in relation to the Company's year-end and the first available date for such conversion, the effect of the conversion exercise is reflected in this report as well as the accompanying financial statements as if the conversion had occurred on December 31, 2001.
(3) These do not include the 384,500 shares Maria Fernandez holds as a Trustee for an entity in which neither she nor any of the other Officer or Director is the beneficial owner.
(4) Except as noted above, each of the Officers and Directors received all of their other shares as part of the Share Exchange whereby the Company acquired AA in September 2001.

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

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------
 2.1  [1]   Share Exchange  Agreement  Between FBI Fresh Burgers  International  and F&F
            Equipment,  Inc.,  dated September 29, 2001  (Incorporated  by referenced to our Form 8-K filed with the SEC on October 4, 2001).

 3.1 [1]    Articles of  Incorporation  (Incorporated  by reference to our  registration statement  on Form SB-2 filed with the SEC on September  20, 2000,  File No.
            333-4660).

 3.2 [1]    Certificate of Amendment of Articles of Incorporation
            (Incorporated by referenced to our Form 8-K filed with the SEC on October 4, 2001).

 3.4 [1]    Certificate  of  Amendment  of Articles of  Incorporation  (Incorporated  by
            reference to our  registration  statement on Form SB-2 filed with the SEC on
            September 20, 2000, File No. 333-4660).

 3.5 [1]    Amended and Restated Bylaws (Incorporated by reference to our Form 10QSB for the quarter ended September 30, 2001).

 3.6 *      Articles of  Incorporation for Industrial Plating Enterprise Co., subsidiary of
            American Ammunition, Inc.

 3.7 *      ByLaws of Incorporation for Industrial Plating Enterprise Co., subsidiary of
            American Ammunition, Inc.

 4.1 [1]    Common Stock  Purchase  Warrant with La Jolla Cove  Investors,  Inc.,  dated
            October 4, 2002.

 4.2 [1]    Convertible  Debenture with La Jolla Cove Investors,  Inc., dated October 4, 2002.

 4.3 [1]    Addendum with La Jolla Cove Investors, Inc., dated October 4, 2002.

 4.4 [1]    Letter Agreement with La Jolla Cove Investors, dated October 4, 2002.

 4.5 [1]    Registration  Rights  Agreement with La Jolla Cove Investors,  dated October 4, 2002.

 4.6 [2]    Letter Agreement with La Jolla Cove, dated December 2002.

 5.1 [2]    Sichenzia Ross Friedman Ference LLP Opinion and Consent.

23.1 [2]    Consent of accountants.

23.2 [2]    Consent of legal counsel.

99.1 *      Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

99.2 *      Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.


[1] Previously filed with the Company's Registration Statement on Form SB-2 filed October 24, 2002
[2] Previously filed with the Company's Registration Statement on Form SB-2 which was refiled in its entirety on January 6, 2003.
*    Filed herewith

     (b) A report on Form 8-K was filed on October 4, 2001 reporting the Share Exchange conducted between the Company, F&F Equipment, Inc. and the shareholders of F&F Equipment, Inc. on September 29, 2001.

     A report on Form 8-K was filed on January 29, 2002 reporting a change in the Registrant's Certifying Accountant.

     A report on Form 8-K was filed on October 21, 2002 reporting a Convertible Debenture and a Warrant to La Jolla Cove Investors, Inc.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.
                                  (Registrant)

Date: March 27, 2003    By: /s/ J.A. Fernandez, Sr.
                        --------------------------------------------------------
                          J.A. Fernandez, Sr., Chairman and Director of Sales

                        By: /s/ Andres F. Fernandez
                       ---------------------------------------------------------
                          Andres F. Fernandez, President and CEO

                        By: /s/ Emilio D. Jara
                        --------------------------------------------------------
                          Emilio D. Jara, V.P. of Operations, Secretary and Director

                        By: /s/ Amelia Fernandez
                        --------------------------------------------------------
                          Amelia Fernandez, V.P. and Director

                        By: /s/ Maria A. Fernandez
                        --------------------------------------------------------
                          Maria A. Fernandez, Director

                        By: /s/ Len Hale
                        --------------------------------------------------------
                          Len Hale, Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                             Date

/s/ J.A. Fernandez, Sr.
----------------------      Chairman of the Board             March 27, 2003
J.A. Fernandez, Sr.         and Director of Sales

/s/ Andres F. Fernandez
----------------------      President and Chief               March 27, 2003
Andres F. Fernandez         Executive Officer

/s/ Emilio D. Jara
----------------------      Vice-President of Operations,     March 27, 2003
Emilio D. Jara              Secretary and Director

/s/ Amelia Fernandez
----------------------      Vice President and Director       March 27, 2003
Amelia Fernandez

/s/ Maria A. Fernandez
----------------------      Director                          March 27, 2003
Maria A. Fernandez

/s/ Len Hale
----------------------      Director                          March 27, 2003
Len Hale

                                 CERTIFICATIONS

     I, Andres Fernandez, certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Ammunition, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

          (c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                          By:      /s/ Andres Fernandez
                                   ---------------------------------------------
                                   Andres Fernandez,
                                   Chief Executive Officer or equivalent thereof

     I, Andres Fernandez, certify that:

     1. I have reviewed this annual report on form 10-KSB of American Ammunition, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

          (c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                          By:      /s/ Andres Fernandez
                                   ---------------------------------------------
                                   Andres Fernandez,
                                   Chief Financial Officer or equivalent thereof

                            AMERICAN AMMUNITION, INC.

                                    CONTENTS


                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2002 and 2001                                       F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2002 and 2001                         F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2002 and 2001                         F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2002 and 2001                         F-7

   Notes to Consolidated Financial Statements                               F-9

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
American Ammunition, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  American
Ammunition, Inc. (a California corporation) and Subsidiaries (Florida corporations) as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2002 and 2001, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ammunition, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2002 and 2001, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                                          /s/ S.W. Hatfield, CPA
                                                             S. W. HATFIELD, CPA
Dallas, Texas
March 7, 2003 (except for Note J
as to which the date is March 20, 2003)

                      Use our past to assist your future [sm]
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                            AMERICAN AMMUNITION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001


                                                              December 31,        December 31,
                                                                  2002               2001
                                                            ------------------------------------
                ASSETS
Current Assets
   Cash on hand and in bank                                   $     157,316     $     596,419
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $-0- and $-0-, respectively                31,288                 -
   Inventory                                                        384,814           125,930
   Prepaid expenses                                                  19,391             9,458
                                                               ------------      ------------

     Total Current Assets                                           592,809           731,807
                                                               ------------      ------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                        6,843,135         6,470,064
   Office furniture and fixtures                                     58,528            50,856
   Leasehold improvements                                           188,263           182,052
                                                               ------------      ------------
                                                                  7,089,926         6,702,972
   Accumulated depreciation                                      (3,393,301)       (2,737,717)
                                                               ------------      ------------

     Net Property and Equipment                                   3,696,625         3,965,255
                                                               ------------      ------------


Other Assets
   Deposits and other                                                77,860            74,310
                                                               ------------      ------------

TOTAL ASSETS                                                  $   4,367,294     $   4,771,372
                                                               ============      ============


                                  - Continued -




The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2002 and 2001


                                                              December 31,        December 31,
                                                                  2002               2001
                                                            ------------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                       $       9,507     $       8,365
   Customer deposits                                                 80,953                 -
   Accounts payable - trade                                         414,910           469,543
   Accrued interest payable                                          18,709             1,000
   Accrued dividends payable                                         12,600                 -
   Note payable to stockholder                                            -           100,000
                                                               ------------      ------------

     Total Current Liabilities                                      536,679           579,908

Long-Term Liabilities
   Note payable to a bank                                           450,000           950,000
   Capital leases payable                                             7,841            17,348
                                                               ------------      ------------

     Total Liabilities                                              994,520         1,547,256
                                                               ------------      ------------


Commitments and Contingencies


Mandatory Convertible Debenture                                     250,000                 -
                                                               ------------      ------------


Mandatory Convertible Preferred Stock
   41,000 and 46,000 shares issued and outstanding                  205,000           230,000
                                                               ------------      ------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                               -                 -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     55,328,166 and 49,975,614 shares issued and outstanding         55,328            49,971
   Additional paid-in capital                                    16,523,164        14,700,776
   Accumulated deficit                                          (13,660,718)      (11,754,631)
                                                               ------------      ------------

   Total Stockholders' Equity                                     2,917,774         2,996,116
                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   4,367,294     $   4,771,372
                                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2002 and 2000


                                                                Year ended       Year ended
                                                               December 31,     December 31,
                                                                   2002            2001
                                                              -------------------------------------

Revenues                                                       $   1,409,364    $     427,529
                                                                ------------     ------------

Cost of Sales
   Materials                                                       1,041,553          428,909
   Direct Labor                                                      633,787          260,012
   Other direct costs and expenses                                   128,371           66,664
   Depreciation                                                      652,943          628,925
                                                                ------------     ------------
     Total Cost of Sales                                           2,456,654        1,384,510
                                                                ------------     ------------

Gross Profit                                                      (1,047,290)        (956,981)
                                                                ------------     ------------

Operating Expenses
   Research and development expenses                                   3,662            3,963
   Marketing and promotion expenses                                   23,453            4,043
   Salaries, wages and related expenses                              341,532          365,079
   Other operating expenses                                          389,732          968,494
   Interest expense                                                   72,444          453,943
   Depreciation expense                                                2,642            0,911
   Compensation expense related to common stock
     issuances at less than "fair value"                              11,538                -
                                                                ------------     ------------

     Total Operating Expenses                                        845,003        1,806,433
                                                                ------------     ------------

Loss from Operations                                              (1,892,293)      (2,763,414)

Other Income (Expense)
   Other income (expense)                                              9,206
   Settlement of litigation                                                -          754,830
   Amortization of Beneficial Conversion
     Feature Discount on Preferred Stock                                   -       (1,207,993)
                                                                ------------     ------------

Loss before Income Taxes                                          (1,883,087)      (3,216,577)

Provision for Income Taxes                                                 -                -
                                                                ------------     ------------

Net Loss                                                          (1,883,087)      (3,216,577)

Other Comprehensive Income                                                 -                -
                                                                ------------     ------------

Comprehensive Loss                                             $  (1,883,087)   $  (3,216,577)
                                                                ============     ============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted              $       (0.04)   $       (0.11)
                                                                ============     ============

Weighted-average number of common shares outstanding              52,605,993       28,019,722
                                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001

                                               Mandatory Convertible
                                                 Preferred Stock        Common Stock       Additional
                                               ------------------     -------------------   paid-in     Accumulated
                                                Shares     Amount      Shares    Amount     capital       deficit         Total
                                             -----------------------------------------------------------------------------------

Balances at January 1, 2001                          -          -  22,000,000 $  22,000   $ 4,142,121  $ (8,518,054) $ (4,353,933)

Recapitalization due to reverse
   acquisition transaction with
   FBI Fresh Burgers International                   -          -   4,850,000     4,850        (4,850)            -             -
Issuance of common stock for
   Cash                                              -          -     222,222       222        99,778             -       100,000
   Settlement of accounts payable                    -          -     535,272       535       240,337             -       240,872
   Consulting fees                                   -          -   3,121,200     3,122       410,954             -       414,076
Private placement of Preferred Stock           284,600  1,423,000           -         -             -             -             -
   Less costs of raising capital                     -          -           -         -      (144,915)            -      (144,915)
   Beneficial Conversion Feature
     Discount on Preferred Stock                     -          -           -         -     1,207,993             -     1,207,993
Conversion of shareholder debt and
   accrued interest into Preferred Stock     1,510,720  7,553,600           -         -             -             -             -
Conversion of Preferred Stock to
   Common Stock                             (1,749,320)(8,746,600) 19,242,520    19,242     8,727,358             -     8,746,600
Net loss for the year                                -          -           -         -             -    (3,216,577)   (3,216,577)
                                            ---------- ---------- ----------- ---------   -----------   -----------    ----------

Balances at December 31, 2001                   46,000    230,000  49,971,214    49,971    14,678,776   (11,734,631)    2,994,116

Issuance of common stock for
   Cash                                              -          -   4,470,805     4,471     1,469,462             -     1,473,933
   Conversion of debt and accrued interest           -          -     277,777       278       124,722             -       125,000
   Conversion of trade accounts payable              -          -     432,721       433       181,584             -       182,017
   Consulting fees                                   -          -      98,664        98        33,297             -        33,395
   Payment of preferred stock dividends              -          -      21,985        22        10,378             -        10,400
   Conversion of Preferred Stock                (5,000)   (25,000)     55,000        55        24,945             -        25,000
Costs of acquiring convertible debenture             -          -           -         -             -       (20,000)      (20,000)
Dividends declared on Preferred Stock                -          -           -         -             -       (23,000)      (23,000)
Net loss for the year                                -          -           -         -             -    (1,883,087)   (1,883,087)
                                            ---------- ---------- ----------- ---------   -----------   -----------    ----------

Balances at December 31, 2002                   41,000 $  205,000  55,328,166 $  55,328  $ 16,523,164  $(13,660,718)  $ 2,917,774
                                            ==========  =========  ==========  =========   ==========   ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001


                                                                Year ended       Year ended
                                                               December 31,     December 31,
                                                                   2002            2001
                                                              -------------------------------------


Cash flows from operating activities
   Net loss for the year                                       $   (1,883,087)  $   (3,216,577)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
     Depreciation and amortization                                    655,585          639,836
     Gain on litigation settlement                                          -         (754,830)
     Common stock issued for fees and services                         33,395          540,534
     Accrued interest converted to preferred stock                          -          240,440
     Amortization of conversion discount on preferred stock                 -        1,207,993
     Accrued interest converted to common stock                        24,000                -
     Compensation expense related to common stock
       issuances at less than "fair value"                             11,538                -
     (Increase) Decrease in
       Accounts receivable                                            (31,288)          60,415
       Inventory                                                     (258,884)         207,480
       Prepaid expenses, deposits and other                           (13,483)         (24,056)
     Increase (Decrease) in
       Accounts payable and accrued liabilities                       126,384             (639)
       Interest payable                                                18,709           (1,000)
       Customer deposits                                               80,953                -
                                                                -------------    -------------
Net cash provided by (used in) operating activities                (1,236,178)      (1,100,404)
                                                                -------------    -------------

Cash flows from investing activities
   Purchase of property and equipment                                (386,955)        (105,657)
                                                                -------------    -------------
Net cash used in investing activities                                (386,955)        (105,657)
                                                                -------------    -------------

Cash flows from financing activities
 Increase in cash overdraft                                                 -            7,760
 Cash received (paid) on short term loans - net                             -         (451,652)
 Cash received on long-term loans                                           -          950,000
 Principal paid on long-term loans                                   (500,000)               -
 Principal paid on long-term capital leases                            (8,365)         (82,571)
 Cash received on sale of Mandatory Convertible Preferred Stock             -        1,423,000
 Cash received on issuance of Mandatory Convertible Debenture         250,000                -
 Cash received on sale of common stock                              1,462,395          100,000
 Cash paid to acquire capital                                         (20,000)        (144,915)
                                                                -------------    -------------
Net cash provided by financing activities                           1,184,030        1,801,622
                                                                -------------    -------------

INCREASE (DECREASE) IN CASH                                          (439,103)         595,561

Cash at beginning of year                                             596,419              858
                                                                -------------    -------------

Cash at end of year                                            $      157,316   $      596,419
                                                                =============    =============


                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2001 and 2000


                                                                Year ended       Year ended
                                                               December 31,     December 31,
                                                                   2002            2001
                                                              -----------------------------------


Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                              $       29,735   $      214,503
                                                                =============    =============
     Income taxes paid for the period                          $            -   $            -
                                                                =============    =============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest
       payable to a shareholder into preferred stock           $            -   $    7,553,600
                                                                =============    =============
     Conversion of debt and prior period accrued
       interest into common stock                              $      101,000   $            -
                                                                =============    =============
     Payment of accounts payable with
       issuance of common stock                                $      182,017   $      240,872
                                                                =============    =============
     Payment of accrued dividends on preferred
       stock with common stock                                 $       10,400   $            -
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


Note B - Preparation of Financial Statements

The acquisition of F&F Equipment, Inc., on September 29, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby F&F Equipment, Inc. is the accounting acquiror for financial statement purposes. Accordingly, the historical financial statements of the Company are those of F&F Equipment, Inc. from it's inception and those of the consolidated entity subsequent to the September 29, 2001 transaction date.

The Company and its subsidiaries follow the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have adopted a year-end of December 31 for all entities.

                            AMERICAN AMMUNITION, INC.

Note B - Preparation of Financial Statements - Continued

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

2.   Accounts receivable and Revenue Recognition

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

     The Company ships all product on an FOB-Plant basis. Accordingly, revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

                            AMERICAN AMMUNITION, INC.

Note C - Summary of Significant Accounting Policies - Continued

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

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

                            AMERICAN AMMUNITION, INC.

Note D - Correction of an Error

During Management's review of the Company's internal control structure, it was noted that the Company continues to realize a negative gross profit and that the inventory valuation calculations for the recorded carrying cost of inventory on the balance sheet as of December 31, 2001 had not been properly calculated using the "lower of cost or market" method by recognizing a targeted gross profit percentage based on Management's best estimate. This error created an overstatement in the inventory carrying value at December 31, 2001 and an understatement in cost of goods sold for the year ended December 31, 2001.

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                                      Year ended      Cumulative
                                                     December 31,      effect of
                                                         2001          changes
                                                     ------------     ----------
Net Loss, as previously reported                     $(3,028,766)

Effect of the correction of an error
   Recalculation of the carrying value
     of inventory at December 31, 2001                  (187,811)     $(187,811)

   Total effect of changes on
     Loss from Operations and Net Loss                  (187,811)      (187,811)

Net Loss, as restated                                $(3,216,577)     $(187,811)
                                                     ===========     ===========

Earnings per share, as previously reported                $(0.11)
Total effect of changes                                        -       $      -
                                                     ===========     ===========

Earnings per share, as restated                           $(0.11)
                                                     ===========


Note E - Fair Value of Financial Instruments

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

                            AMERICAN AMMUNITION, INC.

Note F - Inventory

As of December 31, 2002 and 2001, inventory consisted of the following components:

                                     December 31,       December 31,
                                        2002                2001
                                     -----------        -----------
         Raw materials                $ 149,824          $  82,454
         Work in process                116,216             24,232
         Finished goods                 118,774             19,244

         Totals                       $ 384,814          $ 125,930
                                       ========           ========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                           December 31, December 31,   Estimated
                                               2002        2001      useful life
                                           -----------  -----------  -----------
   Manufacturing equipment                  $6,843,135   $6,470,064     10 years
   Office furniture and fixtures                58,528       50,856      7 years
   Leasehold improvements                      188,263      182,052     20 years
                                             7,089,926    6,702,972
   Accumulated depreciation                 (3,393,301)  (2,737,717)

   Net property and equipment               $3,696,625   $3,965,255
                                             =========    =========

Total depreciation expense charged to operations for the years ended December 31, 2002 and 2001 was approximately $655,585 and $639,836, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                 December 31,   December 31,
                                                     2001            2000
                                                 -----------    -----------
     Manufacturing and processing equipment       $ 153,400      $ 153,400
     Less accumulated depreciation                  (54,519)       (39,179)

                                                  $  98,881      $ 114,221
                                                   ========       ========

                            AMERICAN AMMUNITION, INC.

Note H - Notes payable to a Bank

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


Note I - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2002 and 2001, respectively:

                                                                December 31,    December 31,
                                                                    2002            2001
                                                                -----------     -----------
Three  capital  leases,  respectively,  payable  to  various equipment  financing  companies.  Interest,  at December 31,
2002,   ranging  between  11.37%  and  14.05%.   Payable  in
aggregate  monthly   installments  of  approximately   $935,
including accrued  interest,  as of December 31, 2002. Final maturities  occur between  September 2004 and December 2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                       $ 17,348       $ 25,713

     Less current maturities                                       (9,507)        (8,365)

     Long-term portion                                           $  7,841       $ 17,348
                                                                  =======         ======

Future maturities of capital leases payable are as follows:

                     Year ending
                     December 31    Amount
                     -----------    --------
                        2003        $  9,507
                        2004           7,841

                       Totals       $ 17,348
                                      ======




                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.

Note J - Long-Term Debt Payable to a Bank

On June 28, 2001, in anticipation of the settlement of litigation with a financial institution, the Company executed a $950,000 note payable to another financial institution. The note bore interest at the Wall Street Journal published prime rate plus 2.0%.

During Calendar 2002, the Company made five (5) lump-sum principal reductions of $100,000 each (or an aggregate of $500,000) to the outstanding balance on this note. As of December 31, 2002, the Company owed $450,000 on this note. Upon each lump-sum payment, the Company executed a modification to the payment terms on the note.

At December 31, 2002, the note payment terms were as follows: payments of interest only beginning July 28, 2003 through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. The note is secured by virtually all of the Company's real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement.

On February 28 and March 20, 2003, respectively, the Company made additional principal reductions of $100,000 and $350,00 fully retiring the outstanding debt.


Note K - Convertible Debenture

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

The Debenture Holder has contractually committed to convert not less than 5.0% and not more than 10.0% of the original face value of the Debenture monthly beginning the month after the effective date of the Registration Statement and the Holder is required to concurrently exercise warrants and purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder upon the respective mandatory conversion of the Debenture.

The Holder has further contractually agreed to restrict its ability to convert the Debenture or exercise their warrants and receive shares of the Company's common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock of the Company.

                            AMERICAN AMMUNITION, INC.

Note K - Convertible Debenture - Continued

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

Due to the contractually agreed mandatory conversion of this Debenture, the Company has reflected this transaction in its balance sheet as a "mezzanine" level debt obligation on its balance sheet, between "Total Liabilities" and "Shareholders' Equity". Upon the respective mandatory conversion, the Company will relieve the respective portion of the Debenture and the any related accrued, but unpaid interest, and credit this amount to the respective "common stock" and "additional paid-in capital" accounts in the shareholder's equity section for the par value and excess amount over the par value of the respective shares issued.

No value was assigned to the issued warrant. Upon exercise of the warrant, the Company will record the issuance of the underlying shares as a new issuance of common stock on the date of each respective exercise.

Concurrent with the execution of the Debenture agreement, the Company executed an engagement letter with the Holder's counsel for legal representation with regard to the preparation of the aforementioned Registration Statement under the Securities Act of 1933.


Note L - Preferred Stock Transactions

In September, October and November 2001, the Company sold an aggregate 222,600 shares of $5.00 Series A Convertible Preferred Stock (Series A Preferred Stock) for total proceeds of approximately $1,113,000 through an ongoing private placement. The Series A Convertible Preferred Stock provides for cumulative dividends at a rate of 8.0% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Preferred Stock is convertible into 11 shares of the Company's common stock initially at any time after 6 months of the date of issue and prior to the notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events. In December 2001, at the request of the holders of the Series A Preferred Stock, the Company and the individual holders modified the holding period for conversion to allow for conversion in December 2001.

In September 2001, the Company's principal shareholder converted approximately $4,007,327 of unsecured debt and approximately $3,546,273 of cumulative and unpaid accrued interest into 1,510,710 shares of Series A Preferred Stock.

                            AMERICAN AMMUNITION, INC.

Note L - Preferred Stock Transactions - Continued

In September 2001, a creditor of the Company agreed to convert approximately $10,000 of trade accounts payable into 2,000 shares of Series A Preferred Stock.

In December 2001, concurrent with a modification in the holding period prior to conversion, certain holders of the Series A Preferred Stock orally notified the Company of their intent to exercise the conversion features on 1,749,720 issued and outstanding shares of Series A Preferred Stock into 19,246,920 shares of common stock prior to December 31, 2001. Due to the timing of the requisite documentation, the clerical activities related to this conversion were not completed until February 2002.

In conjunction with the Series A Preferred Stock, certain shares were sold after the Company's common stock was approved for trading by the National Association of Securities Dealers on the OTC Bulletin Board in October 2001. The shares of Series A Preferred Stock sold subsequent to this date had an equivalent per share value of common stock below the ending quoted market price of the Company's common stock on their respective issue dates. This difference created a Beneficial Conversion Feature Discount of approximately $1,207,993. This discount was then amortized over the unexpired time period between the date of issue of the eligible shares and the eligible conversion date, as amended. All of the shares sold subsequent to the initial trading date were converted in December 2001 and, accordingly, the approximate $1,207,993 in Beneficial Conversion Feature Discount was fully amortized to operations. As the Company's common stock did not have any trading activity prior to the October 2001 approval for trading and the first posted price for the Company's common stock on October 23, 2001, and there was no available equivalent per share value for the shares of Series A Preferred Stock, no Beneficial Conversion Feature
Discount was generated on Series A Preferred Stock sold prior to the initial trading date.

In December 2002, a holder of 5,000 shares of Series A Preferred Stock exercised his conversion rights and converted these shares of Series A Preferred Stock into 55,000 shares of restricted, unregistered common stock.


Note M - Common Stock Transactions

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

In September 2001, the Company issued an aggregate 21,000,000 shares of restricted, unregistered common stock to the shareholders of F&F Equipment, Inc. in exchange for 100.0% of the issued and outstanding stock of F&F Equipment, Inc. F&F Equipment, Inc. became a wholly-owned subsidiary of the Company as a result of this transaction.

In December 2001, the Company issued 222,222 shares of restricted, unregistered common stock to an unrelated entity in exchange for the cancellation of $100,000 of short-term debt. In March 2002, the Company issued an additional 277,777 shares of restricted, unregistered common stock in payment for $100,000 in short-term debt payable and $25,000 in agreed-upon interest payable to a shareholder, thereby satisfying all outstanding short-term debt in full.

                            AMERICAN AMMUNITION, INC.

Note M - Common Stock Transactions

In December 2001, the Company issued 535,272 shares of restricted, unregistered common stock to a creditor in settlement of approximately $242,872 in open trade accounts payable.

In February 2002, the Company converted $100,000 in short-term debt payable and accrued interest of approximately $25,000 to an existing shareholder into 277,778 shares of restricted, unregistered common stock. This transaction was consummated at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The Company utilizes a discount of approximately 50.0% on the quoted closing price to value all transactions settled with restricted, unregistered common stock issued pursuant to Rule 144 of the U. S. Securities and Exchange Commission. This transaction paid in full all outstanding short-term debt.

In March 2002, in two separate transactions, the Company sold an aggregate 1,388,890 shares of restricted, unregistered common stock to two separate investors for aggregate proceeds of approximately $500,000. Each sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction. These proceeds were used to supplement operational working capital.

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

In June 2002, the Company issued 347,223 shares of restricted, unregistered common stock to an existing shareholder to reimburse said shareholder for his payment of previously accrued legal fees associated with the bank related litigation, which was concluded in June 2001, on behalf of the Company and for other consulting services currently being provided by the shareholder. This transaction was valued at approximately $125,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In June 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an investor for aggregate proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to supplement operational working capital.

                            AMERICAN AMMUNITION, INC.

Note M - Common Stock Transactions - Continued

In July 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In August 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of $100,000. This sale was made at a price of $0.26 per share, which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.29 per share) and the selling price resulted in a charge to operations of approximately $11,346 for compensation expense related to common stock issuances at less than "fair value". The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In August 2002, the Company sold 20,506 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $6,152. This sale was made at a price of $0.30 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to directly retire a trade account payable to a specific vendor.

In August 2002, the Company issued 24,999 shares of restricted, unregistered common stock to an unrelated party for shareholder and other public relation services. This transaction was valued at approximately $6,875, or $0.28 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds from this transaction were used to support operational working capital.

In September 2002, the Company sold 222,222 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to support operational working capital.

In November 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

                            AMERICAN AMMUNITION, INC.

Note M - Common Stock Transactions - Continued

In December 2002, the Company sold an aggregate 120,170 shares of restricted, unregistered common stock to an existing shareholder in three separate transactions valued at an aggregate of approximately $31,244. These sales were made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock on the date of each respective transaction. The proceeds of this transaction were used to directly retire a trade account payable to a specific vendor.

In December 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing shareholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In December 2002, the Company issued 55,000 shares of restricted, unregistered common stock upon the exercise of 5,000 shares of outstanding Series A Preferred Stock upon the exercise of the conversion option by the Holder of the Series A Preferred Stock.

During June, July and September 2002, the Company issued an aggregate 21,987 shares of restricted, unregistered common stock in payment of approximately $10,400 in accrued dividends payable on the Company's outstanding Series A Preferred Stock for the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002.


Note N - Related Party Transactions

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


Note O - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2002 and 2001, respectively, are as follows:

                        Year ended      Year ended
                        December 31,    December 31,
                           2002            2001
                        -----------     ------------
       Federal:
         Current         $     -         $     -
         Deferred              -               -
                               -               -
       State:
         Current               -               -
         Deferred              -               -
                               -               -

         Total           $     -         $     -
                          ======          ======

                            AMERICAN AMMUNITION, INC.

Note O - Income Taxes - Continued

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $6,600,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                      December 31,  December 31,
                                                          2002          2001
                                                      -----------   ------------
Statutory rate applied to loss before income taxes    $ (640,000)   $(1,094,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -              -
     Other, including reserve for deferred tax asset     640,000      1,094,000

       Income tax expense                             $        -    $         -
                                                       =========     ==========


Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                  Year ended       Year ended
                                                 December 31,      December 31,
                                                     2002            2001
                                                 -----------       ------------
     Deferred tax assets - long-term
       Net operating loss carryforwards          $ 2,244,000       $  1,615,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences           (250,000)          (250,000)
                                                   1,994,000          1,365,000
     Less valuation allowance                     (1,994,000)        (1,365,000)

       Net Deferred Tax Asset                    $         -       $           -
                                                  ==========        ===========

During the years ended December 31, 2002 and 2001, respectively, the valuation allowance increased by approximately $629,000 and $815,000.

                            AMERICAN AMMUNITION, INC.

Note P - Contingencies

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


Note Q - Significant Customers

During the year ended December 31, 2002, the Company had two separate customers responsible for an aggregate of approximately 66.0% (43.2% and 22.8%, respectively) of total sales. There were no other customers responsible for more than 10.0% of total net sales during 2002.

During the year ended December 31, 2001, the Company had a single customer responsible for an aggregate of approximately 51.0% of total sales. There were no other customers responsible for more than 10.0% of total net sales during 2001.