Form 10KSB/A
period 2002-12-31
AMERICAN AMMUNITION INC /CA
filed 2003-05-13
CIK 1123648

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 000-32379

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

We had minimal operations until September 2001, when we acquired American Ammunition Inc. and since such acquisition are engaged principally in the manufacture and sale of ammunition for retail and wholesale sales. American Ammunition is an established small arms munitions manufacturer with an existing distribution network. The ammunition market is dominated by three major manufacturers, however, we believe we are poised to enter and impact the growing ammunition market with our manufacturing equipment and techniques. In addition, we are an approved Department of Defense contractor.

We began as an assembler and re-loader of ammunition in several calibers. As we grew, management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Our founders invested heavily in research and development, equipment, and technology and focused on increasing our market share. As a result, we continued manufacturing our initial calibers along with special order ammunition for the Department of Defense. Further streamlining of the operations resulted in the manufacture of the current ammunition product line: 9 millimeter, .45 automatic, .380 automatic, .32 automatic, .40 Smith and Wesson, 38 Special, 30 carbine, 223 Remington, 38
Super, and 32 Smith and Wesson Long . We have identified these products as having the largest share of the market for the next several years.

Equipment and Production Line Capabilities

American Ammunition owns all the equipment necessary to take the raw material from cup, lead, primer and powder, to the finished product, a loaded round of ammunition. The process of manufacturing diverse calibers of ammunition is extremely complex and requires tolerances of +/- .0005" to be maintained throughout the process.

Our technology and equipment enable us to produce a large variety of handgun and rifle ammunition. We have a machine shop and maintains our own testing and quality assurance equipment and program. Ammunition is a performance-based product. Therefore, after the manufacturing process is complete, the ammunition must comply with specific protocols such as velocity, accuracy, and pressure. We purchases raw materials in bulk and strive to take advantage of prepayment discounts to produce significant savings in the manufacturing process. There are and have been instances when discounts have been and may be missed due to cash flow restrictions.

We are evaluating the addition of several products to our existing production lines, including the addition of high speed projectile forming machines to supplement the existing casting machines. This addition would effectively double or triple projectile production capacity, while improving projectile quality and performance. We also are making provisions to increase other aspects of production capacity, which would complement long term goals of both production volume and product diversity.

Business Strategy

American Ammunition is an autonomous manufacturer of ammunition, with the technology and equipment to take advantage of the growing market.

The barrier to entry into the ammunition market is extremely high, however, American Ammunition is an established small arms munitions manufacturer, with an existing distribution network. We manufacture our ammunition by creating most of the components ourselves.

In management's opinion, the ammunition market has grown each year and it appears that supply is not keeping up with demand, thus allowing for companies like American Ammunition to make a significant impact in sales through distributors in commercial markets and in addition sales to government agencies, the military and exports. American Ammunition has been seeking additional capital to allow it to enlarge its operations to take advantage of its technological capacities, equipment and the existing marketplace.

Marketing and Sales Distribution

American Ammunition currently has a domestic sales network of twenty (20) distributors and sales representatives and four (4) foreign distributors. Ellet Brothers, Inc. accounted for 51% and 42% of the Company's total sales for fiscal year 2001 and 2002 respectively. In addition, Ellet Brothers is not one of our national distributors for which we have an agreement. Ellet Brothers does not have an ongoing commitment to purchase goods from us because it determines its needs on an annual basis. Exports accounted for 25% of the Company's total sales for fiscal year 2002. The Company has exported its products to South America, the Caribbean and the Middle East. The Company has also entered into an "Assured Payment Program" with a National Buying Syndicate which represents 200 members with 1200 retail locations, and has begun shipping to them in the first quarter of 2003. The agreement with this National Buying Syndicate guarantees payment to the Company from all of individual members of the syndicate. The Company plans to continue to aggressively pursue new customers through promotions, advertising and trade shows. It intends to solicit original equipment manufacturer subcontract work from the three (3) major manufacturers; seek additional means of commercial distribution; seek further Department of Defense and law enforcement contracts; solicit further export sales and increase its dealings with mass merchandisers/chain stores.

American Ammunition has been certified by the United States Small Business Administration as a "qualified HUBZone small business concern." Under this program , small businesses can qualify for special set-aside contracts, get up to a 10% edge in competitive contract bidding or even be the sole-source bidder in some cases. The program's name signifies the effort to promote businesses in "historically under-utilized business zones," generally blighted areas and its purpose is to create jobs for those who live in such areas as well.

We are marketing our manufacturing flexibility to numerous Department of Defense and commercial munitions manufacturers as subcontractors allowing prime contractors to reap the benefits of our "HUBZone certification", thereby allowing such prime contractors to comply with Federal Acquisition Requirements for the use of "small and under-utilized minority business" in fulfilling government contracts.

The Small Business Reauthorization Act of 1997 increased the overall government agencies' procurement goals for small business to 23% and calls for HUBZone contracts to increase from 1.5% of these procurements to 3% by 2003.

Pricing and Value

We have been able to price our products competitively at a price lower than any of the "big three" manufacturers, Remington, ATK, and Winchester. We capitalize on the fact that the "big three" have very large corporate infrastructures and, in management's opinion, have to pay much higher labor costs to their plant personnel. This pricing strategy permits the distributor to purchase our product, add significant profit and sell such product at a retail price that is lower than that at which the distributor can purchase the competitors' product.

Advertising & Promotion

American Ammunition intends to gear its advertising towards magazine and print media, focused on the gun and Ammunition, handgun and shooting markets. We believe that such advertising will result in greater name recognition among individual consumers. Currently, our sales are generated with very little advertising and we believe that advertising could significantly improve retail/mass merchandiser sales and increase market share.

Status of Publicly Announced Products and Services

Aircraft Bullet

We were assigned a serial number (60/325,046) from the U.S. Patent and Trademark Office for our provisional patent application filed on September 26, 2001 for a bullet that will not pierce an aircraft fuselage but will penetrate human soft tissue. The product has been specifically designed for use inside the cabin of a commercial aircraft; however, it has additional applications for use in nuclear power plants, at hazardous materials storage facilities, and for home defense.

We departed completely from standard ballistics for the design of this projectile to meet what American Ammunition perceives as a growing and unfilled need. Two of the basic design criteria in ballistics are penetration and expansion of the projectile. In this design, these two factors have been controlled to meet the specific requirements of weapons discharged inside an aircraft cabin, while insuring fuselage integrity. This design is a new concept in close quarter ammunition: a bullet capable of incapacitating an assailant without damaging surrounding structure.

Design and material selection allows for the inverted expansion and aft internal collapse of the projectile mass. Upon impact with the aircraft fuselage, the bullet internally collapses; therefore not allowing for the transfer of kinetic energy forward or penetration above that required for soft tissue penetration. Testing has been successful using test sections of various commercial airliner fuselages as well as ballistic testing using both ordinance gelatin and bovine tissue. This performance criterion is accomplished without sacrificing the standard velocity and accuracy of the caliber being used. A video of those tests can be viewed on our website at www.a-merc.com in the New Product Section. We believe that these research and development efforts will provide a new product to the public safety and security marketplace.

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

Competition

The market for small arms ammunition is becoming increasingly competitive. Companies such as Remington, Federal and Winchester are all better equipped, more experienced and better financed than us.

For years, the large manufacturers have supplied the component parts of the manufacturing process to smaller companies to assemble and distribute. A company making its own components, can produce and market a quality lower cost product. This concept, coupled with technology and progressive and environmentally sound manufacturing practices (i.e. cans and recycled plastic packaging), has resulted in a quality, affordable product reaching the marketplace.

We believe it is feasible to increase our production capacity by 50% to 100% over the next 3 years utilizing existing equipment by increasing only labor, material and other incidental costs. Management bases this prediction on the fact that we had reduced sales in fiscal 2001 due to a lack of funding. We have already received significant bank and private placement funding in fiscal 2002 to ramp up operations thereby significantly increasing our presence in the market.

Sources and Availability of Raw Materials

We manufacture our ammunition by creating most of the components ourselves. The materials needed to produce our ammunition products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

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

Patents, Copyrights and Trademarks

We intend to protect our original intellectual property with patents, copyrights and/or trademarks as appropriate.

Our head stamp "A-MERC " was registered as a trademark on May 10,1994. We were assigned a serial number (60/325,046) from the U.S. Patent and Trademark Office for our provisional patent application filed on September 26, 2001 for a bullet that will not pierce an aircraft fuselage but will penetrate human soft tissue.

Governmental Regulation

In accordance with the provisions of Title 1, Gun Control Act of 1968, we are required to be licensed to import firearms and manufacture ammunition for firearms. Such licensing is subject to limitations in Chapter 44, Title 18, United States Code. In the event such licenses are not renewed for any reason, we would have to cease our operations

In accordance with these requirements, we carry two licenses issued by the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms:

License No. 1-59-025-06-3D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on May 2, 2003; and

License  No.   1-59-025-08-3D-69454  for  "08-Importer  of  Firearm  other  than
Destructive Devices", which license expires on May 2, 2003.

In the event such licenses were not renewed for any reason, we would be precluded from continuing our operations.

We are not aware of any other license requirements or government regulation at a state or federal level specific to their business and believes that it in full compliance with its existing licenses.

Effect of Probable Governmental Regulation on the Business

We are not aware of any pending legislation at either the state or federal level that would change the requirements under which it is licensed and is not aware of any reason why the existing licenses cannot be renewed at their expiration dates. There can be no assurance that legislation will not be proposed and enacted at some time in the future that would preclude us from continuing our operations. Should such legislation be enacted, and should the we be precluded from continuing our operations, it would have a materially adverse effect upon our business and future.

Cost and Effects of Compliance with Environmental Laws

As a manufacturer, we are subject to general local, state and federal regulations governing environmental concerns. We believe that we have always been and continue to be in compliance with all such laws.

Special precautions have been taken us to ensure that adequate ventilation exists for the portion of our operations that utilize lead and/or brass. Additionally, our gunpowder supply is humidity and temperature controlled in a secure facility.

Employees

At May 1, 2003, we employed 45 persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We may employ additional
personnel,   as  necessary,   to   accommodate   future  sales  and   production
requirements.

Item 2.  Description Of Property

We lease 24,000 square feet of warehouse space, owned by the family of one of our officers and directors, Andres Fernandez, at a rate of $3,931 per month plus applicable sales taxes. This equates to a rate per square foot of $2.71 per year. We believe comparable rentals in the area average about $4.50 per square foot. We are operating under a five-year lease agreement expiring on October 31, 2003 that contains a clause that the lease may be renewed for an additional 10 year period upon written notification to the lessor no later than 120 days prior to the scheduled expiration date at a rental rate based upon the fair market value for similar space in a similar location at the time of renewal. This facility is used as our production facility and headquarters.

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

We believe that our facilities are adequate for our needs for the foreseeable future.

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

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information.

The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "AAMI" and has been since October 23, 2001. Prior to that time, it was approved for trading under symbol "FBIB," although it never traded under that symbol. The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

Quarter                    Ask/High     Bid/Low
---------------------      --------     --------
09/01/2001-12/31/2001      1.75         0.53

01/01/2002-03/31/2002      0.81         0.33

04/01/2002-06/31/2002      0.65         0.36

07/01/2002 - 09/30/2002    0.57         0.31

10/01/2002 - 12/31/2002    0.47         0.38

12/31/2002 - 03/31/2003    0.78         0.53

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

Item 6. Management's Discussion and Analysis

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

Certain statements contained in this Annual Report including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Annual Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

For the year ended December 31, 2002 and 2001, respectively, we have generated a negative gross profit of approximately $(1,047,000), or (74.31%), and approximately $(957,000), or (223.84%). We cannot determine when or if we will achieve a positive gross profit. Further, based on production cost information developed during the 4th quarter of 2002, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

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

We experienced costs of goods sold of approximately $1,384,510 and $2,026,000 for the years ended December 31, 2001 and 2000, respectively. We experience variable costs in the area of material consumption and direct labor. We recognized depreciation expense on production equipment of approximately $629,000 and $617,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods unless we are successful in our plans to expand production.

We have realized a gross profit of approximately ($957,000), or (223.84%) for the year ended December 31, 2001 and approximately ($310,000), or (18.07%). We anticipated that with adequate liquidity, we would have been able to generate a positive gross profit during Calendar 2002. However we did not generate positive gross profit because we did not have the startup capital to achieve the production levels in order to increase our sales. We cannot determine when or if we will achieve a positive gross profit.

We incurred nominal research and development expenses of approximately $4.000 during 2001 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and Home Defense Market.

Other general and administrative expenses increased from approximately $87,000 during Calendar 2000 to approximately $1.806.000 during Calendar 2001. The majority of this increase was a result of professional and consulting fees related to our reverse acquisition transaction in September 2001, and includes approximately $540,000 for non-cash charges related to fees and services charged to operations which were paid with common stock.

We also experienced non-cash income (charges) to operations resulting from a one-time gain of approximately $755,000 for the settlement of the litigation with our former lending institution and approximately ($1.208,000) in amortization of a beneficial conversion feature discount on preferred stock with an equivalent post-conversion common stock price at an amount less than the quoted closing market price of our common stock as of the sale date of the underlying convertible preferred stock.

We recognized a net loss of approximately $(3.217,000) and $(1,216,000) for the years ended December 31, 2001 and 2000, respectively, or $(0.11) and $(0.05) per share.

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

We experience relatively consistent expenditure levels for executive and administrative compensation, interest expense and depreciation expense. During the third quarter of 2001, we renegotiated our working capital note in the principal amount of $950,000. This note bears interest at the Wall Street Journal published prime rate plus 2.0%. During 2002, we reduced the outstanding principal on five (5) separate occasions to a balance of approximately $450,000. The note payment terms were also modified as follows: payments of interest only through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. As of December 31, 2002, we owe $450,000 on this note.

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

On February 28 and March 20, 2003, we made additional principal reductions of $100,000 and $350,000, respectively, fully retiring the outstanding debt. We retired the note with proceeds we received from a private placement of our common stock in February and March 2003.

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

Convertible Debenture

On October 4, 2002, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $250,000 8% convertible debenture and a warrant to purchase up 30,000,000 shares of our common stock. The debenture bears interest at 8%, mature in two years from the date of issuance, and is convertible into our common stock, at the selling stockholder's option, at the lesser of (i) $1.00 or (ii) 80% of the average of the five lowest volume weighted average price days during the 20 trading days before but not including the conversion date. The warrant may only be exercised concurrently with a conversion of the debenture and then only for that number of shares of common stock equal to 10 times the number of shares common stock issued to the denture holder on that conversion date. The exercise price of the warrant is the lesser of (i) $1.00; or (ii) 80% of the average of the five lowest volume weighted average price during the 20 trading days prior to the holder's election to convert. See the "Selling Stockholders" section for a description of the convertible debenture and warrant issued to the La Jolla Cove Investors, Inc.

We are obligated to file a Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3 and have said Registration Statement effective no later than 120 days after October 4, 2002.

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

Subsequent Events

On April 8, 2003, we announced that we received a 1,040,000 round export order from our Peruvian distributor, which is our first order from Peru. We will continue to take steps to increase our foreign sales.

On April 14, 2003, we announced that we expanded our product line with the addition of two new calibers, the 38 Super and the 32 Smith and Wesson Long. In addition, we announcd that over the past eighteen (18) months we have been pursuing our three (3) point plan to (a) reduce debt, (b) increase our customer base, and (c) diversify our product lines. We have completed phase one (1) and are now debt free except for short-term payables, which are current. We have succeeded in releasing our corporate assets from any and all other liens and encumbrances. We have increased our sales force by completing a U.S. domestic sales network of twenty (20) distributors and sales representatives increasing the number of foreign distributors to four (4), specifically in Argentina, Colombia, Dominican Republic and Peru. We believe that our conservative brick and mortar approach will enable us to continue our growth.

We believe that the financing provided by the selling stockholder will assist in providing us with the financial support we need in order to increase our production lines. In this April 14, 2003 press release, we included a statement from the selling stockholder which stated that we have "all of the right ingredients for success... the manufacture of high quality products in an industry whose demand is greater than supply, a clearly defined growth strategy, and a dynamic, experienced management team. We are very pleased to be part of American's Ammunition's future and look forward to helping the company maximize profitability." The selling stockholder made those statements at the inception of the financing with us in October 2002, rather than on April 14, 2003. Furthermore, the selling stockholder takes no position as to whether our stock is properly valued.

On April 28, 2003, we announced that we signed a sales agreement with Don Hatfield & Associates, Cumberland, Ontario, Canada. Don Hatfield & Associates has agreed to undertake sales and distribution or our products in Canada.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of our common stock as of May 1, 2003 by:

o each person who is known by us to beneficially own more than 5% of our common stock;
o    each of our officers and directors;
o    all of our officers and directors as a group.

Except as otherwise noted, each person's address is c/o American Ammunition, Inc., 3545 NW 71st Street, Miami, FL 33147.

                                                           Shares Beneficially Owned
                                                          ---------------------------
                                                                 Percent Before   Percent After
Name and Address of Beneficial Owner              Number          the Offering    the Offering
------------------------------------------------ -------------- --------------- ------------------
Andres F. Fernandez, President, CEO and CFO       30,740,420      53.77%           42.78%

J. A. Fernandez, Sr., Chairman of the Board
                      and Director of Sales       30,740,420      53.77%           42.78%


Amelia C. Fernandez, Vice President and Director  30,740,420      53.77%           42.78%

Maria A. Fernandez, Director                      30,740,420      53.77%           42.78%

Emilio D. Jara, Director                             504,000           *                *

Len C. Hale, Director                                168,000           *                *

Total securities held by officers
and directors as a group (6 people):              31,412,420      54.21%           54.21%


* Less than 1%

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

J.A. Fernandez, Sr. and Amelia Fernandez are the father and mother of Andres and Maria Fernandez.

The number of shares beneficially owned by the Fernandez family includes the following:

a.   11,293,115 shares of common stock owned by Andres F. Fernandez
b.   14,905,905 shares of common stock owned by J.A. Fernandez, Sr.
c.   4,281,900 shares of common stock owned by Amelia C. Fernandez
d. 259,500 shares of common stock owned by Maria A. Fernandez. This number does not include the 384,500 shares Maria Fernandez holds as a Trustee for an Irrevocable Trust in which neither she nor any of the other Officers or Directors is the beneficial owner.

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

 3.5 [1]    Amended and Restated Bylaws (Incorporated by reference to our Form 10QSB for the quarter ended September 30, 2001).

 3.6 [3]    Articles of  Incorporation for Industrial Plating Enterprise Co., subsidiary of
            American Ammunition, Inc.

 3.7 [3]    ByLaws of Incorporation for Industrial Plating Enterprise Co., subsidiary of
            American Ammunition, Inc.

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

99.1 *      Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

99.2 *      Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.


[1] Previously filed with the Company's Registration Statement on Form SB-2 filed October 24, 2002
[2] Previously filed with the Company's Registration Statement on Form SB-2 which was refiled in its entirety on January 6, 2003.
[3] Previously file with the Company's Annual Report on Form 10-KSB filed March 31, 2003.
*    Filed herewith

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

A report on Form 8-K was filed on October 21, 2002 reporting a Convertible Debenture and a Warrant to La Jolla Cove Investors, Inc.

Item 14 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.








                [Balance of this page intentionally left blank.]

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.
                                  (Registrant)


Date: May 13, 2003      By: /s/ J.A. Fernandez, Sr.
                        --------------------------------------------------------
                          J.A. Fernandez, Sr., Chairman and Director of Sales

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



Signature                   Title                             Date

/s/ J.A. Fernandez, Sr.
----------------------      Chairman of the Board             May 13, 2003
J.A. Fernandez, Sr.         and Director of Sales

/s/ Andres F. Fernandez
----------------------      President and Chief               May 13, 2003
Andres F. Fernandez         Executive Officer

/s/ Emilio D. Jara
----------------------      Vice-President of Operations,     May 13, 2003
Emilio D. Jara              Secretary and Director

/s/ Amelia Fernandez
----------------------      Vice President and Director       May 13, 2003
Amelia Fernandez

/s/ Maria A. Fernandez
----------------------      Director                          May 13, 2003
Maria A. Fernandez

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

Date: May 13, 2003

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

Date: May 13, 2003

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

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
American Ammunition, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  American
Ammunition, Inc. (a California corporation) and Subsidiaries (Florida corporations) as of December 31, 2002 and December 31, 2001 (as restated) and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2002 and for the year ended December 31, 2001 (as restated), respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ammunition, Inc. as of December 31, 2002 and December 31, 2001 (as restated) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002 and for the year ended December 31, 2001 (as restated), respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

As noted in Note D, the Company detected errors in the inventory valuation calculations for the recorded carrying cost of inventory on the balance sheet as of December 31, 2001 whereby the inventory valuation had not been properly calculated using the "lower of cost or market" method by recognizing a targeted gross profit percentage based on Management's best estimate. This error created an overstatement in the inventory carrying value at December 31, 2001 and an understatement in cost of goods sold for the year ended December 31, 2001. Additionally, the Company determined that it's interpretation for the most appropriate method of accounting for the amortization of the Beneficial Conversion Discount Feature related to the 2001 issuance of Convertible Preferred Stock was incorrect. This error created an understatement in the amortization expense and calculation of additional paid-in capital for the year ended December 31, 2001. The effect of these errors has been restated in the accompanying consolidated financial statements as of and for the year ended December 31, 2001.

                                                          /s/S. W. HATFIELD, CPA
                                                             S. W. HATFIELD, CPA
Dallas, Texas
March 7, 2003 (except for Note J
   as to which the date is March 20, 2003)

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                            AMERICAN AMMUNITION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001


                                                                                    (Restated)
                                                                  December 31,      December 31,
                                                                      2002             2001
                                                                ----------------------------------
                        ASSETS
Current Assets
   Cash on hand and in bank                                        $    157,316 $    596,419
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $-0- and $-0-, respectively                    31,288            -
   Inventory                                                            384,814      125,930
   Prepaid expenses                                                      19,391        9,458
                                                                   ------------ ------------

     Total Current Assets                                               592,809      731,807
                                                                   ------------ ------------


Property and Equipment - at cost
   Manufacturing equipment                                            6,843,135    6,470,064
   Office furniture and fixtures                                         58,528       50,856
   Leasehold improvements                                               188,263      182,052
                                                                   ------------ ------------
                                                                      7,089,926    6,702,972
   Accumulated depreciation                                          (3,393,301)  (2,737,717)
                                                                   ------------ ------------

     Net Property and Equipment                                       3,696,625    3,965,255
                                                                   ------------ ------------


Other Assets
   Deposits and other                                                    77,860       74,310
                                                                   ------------ ------------

TOTAL ASSETS                                                       $  4,367,294 $  4,771,372
                                                                   ============ ============


                                  - Continued -

                            AMERICAN AMMUNITION, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2002 and 2001


                                                                                    (Restated)
                                                                  December 31,      December 31,
                                                                      2002             2001
                                                                ----------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                            $      9,507 $      8,365
   Customer deposits                                                     80,953            -
   Accounts payable - trade                                             414,910      469,543
   Accrued interest payable                                              18,709        1,000
   Accrued dividends payable                                             12,600            -
   Note payable to stockholder                                                -      100,000
                                                                   ------------ ------------

     Total Current Liabilities                                          536,679      579,908

Long-Term Liabilities
   Note payable to a bank                                               450,000      950,000
   Capital leases payable                                                 7,841       17,348
                                                                   ------------ ------------

     Total Liabilities                                                  994,520    1,547,256
                                                                   ------------ ------------


Commitments and Contingencies


Mandatory Convertible Debenture                                         250,000            -
                                                                   ------------ ------------


Mandatory Convertible Preferred Stock
   41,000 and 46,000 shares issued and outstanding                      205,000      230,000
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

                            AMERICAN AMMUNITION, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2002 and 2000


                                                                                  (Restated)
                                                                 Year ended        Year ended
                                                                December 31,      December 31,
                                                                    2002               2001
                                                               --------------------------------

Revenues                                                       $     1,409,364  $     427,529
                                                               ---------------  -------------

Cost of Sales
   Materials                                                         1,041,553        428,909
   Direct Labor                                                        633,787        260,012
   Other direct costs and expenses                                     128,371         66,664
   Depreciation                                                        652,943        628,925
                                                               ---------------  -------------
     Total Cost of Sales                                             2,456,654      1,384,510
                                                               ---------------  -------------

Gross Profit                                                        (1,047,290)      (956,981)
                                                               ---------------  -------------

Operating Expenses
   Research and development expenses                                     3,662          3,963
   Marketing and promotion expenses                                     23,453          4,043
   Salaries, wages and related expenses                                341,532        365,079
   Other operating expenses                                            389,732        968,494
   Interest expense                                                     72,444        453,943
   Depreciation expense                                                  2,642         10,911
   Compensation expense related to common stock
     issuances at less than "fair value"                                11,538              -
                                                               ---------------  -------------

     Total Operating Expenses                                          845,003      1,806,433
                                                               ---------------  -------------

Loss from Operations                                                (1,892,293)    (2,763,414)

Other Income (Expense)
   Other income (expense)                                               9,206
   Settlement of litigation                                                 -         754,830
   Amortization of Beneficial Conversion
     Feature Discount on Preferred Stock                                    -      (1,207,993)
                                                               ---------------  -------------

Loss before Income Taxes                                            (1,883,087)    (3,216,577)

Provision for Income Taxes                                                   -              -
                                                               ---------------  -------------

Net Loss                                                            (1,883,087)    (3,216,577)

Other Comprehensive Income                                                   -              -
                                                               ---------------  -------------

Comprehensive Loss                                             $    (1,883,087) $  (3,216,577)
                                                               ===============  =============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted              $         (0.04) $       (0.11)
                                                               ===============  =============

Weighted-average number of common shares outstanding                52,605,993     28,019,722
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

                            AMERICAN AMMUNITION, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001

                                               Mandatory Convertible
                                                 Preferred Stock        Common Stock       Additional
                                               ------------------     -------------------   paid-in     Accumulated
                                                Shares     Amount      Shares    Amount     capital       deficit         Total
                                             -----------------------------------------------------------------------------------

                                            ---------- ---------- ----------- ---------   -----------   -----------    ----------
Balances at January 1, 2001 - Restated               -          -  25,121,000 $  25,121   $ 4,553,076  $ (8,518,054) $ (3,939,857)

Recapitalization due to reverse
   acquisition transaction with
   FBI Fresh Burgers International                   -          -   4,850,000     4,850        (4,850)            -             -
Issuance of common stock for
   Payment of short-term note payable                -          -     222,222       222        99,778             -       100,000
   Settlement of accounts payable                    -          -     535,272       535       240,337             -       240,872
Private placement of Preferred Stock           284,600  1,423,000           -         -             -             -             -
   Less costs of raising capital                     -          -           -         -      (144,915)            -      (144,915)
   Beneficial Conversion Feature
     Discount on Preferred Stock                     -          -           -         -     1,207,993             -     1,207,993
Conversion of shareholder debt and
   accrued interest into Preferred Stock     1,510,720  7,553,600           -         -             -             -             -
Conversion of Preferred Stock to
   Common Stock                             (1,749,320)(8,746,600) 19,242,520    19,243     8,727,357             -     8,746,600
Net loss for the year                                -          -           -         -             -    (3,216,577)   (3,216,577)
                                            ---------- ---------- ----------- ---------   -----------   -----------    ----------

Balances at December 31, 2001 - Restated        46,000    230,000  49,971,214    49,971    14,678,776   (11,734,631)    2,994,116

Issuance of common stock for Cash                    -          -   4,123,582     4,124     1,344,809             -     1,348,933
   Conversion of debt and accrued interest           -          -     277,777       278       124,722             -       125,000
   Conversion of trade accounts payable              -          -     779,944       780       306,237             -       307,017
   Consulting fees                                   -          -      98,664        98        33,297             -        33,395
   Payment of preferred stock dividends              -          -      21,985        22        10,378             -        10,400
   Conversion of Preferred Stock                (5,000)   (25,000)     55,000        55        24,945             -        25,000
Costs of acquiring convertible debenture             -          -           -         -             -       (20,000)      (20,000)
Dividends declared on Preferred Stock                -          -           -         -             -       (23,000)      (23,000)
Net loss for the year                                -          -           -         -             -    (1,883,087)   (1,883,087)
                                            ---------- ---------- ----------- ---------   -----------   -----------    ----------

Balances at December 31, 2002                   41,000 $  205,000  55,328,166 $  55,328   $16,523,164  $(13,660,718)  $ 2,917,774
                                            ========== ========== =========== =========   ===========   ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001


                                                                                         (Restated)
                                                                         Year ended      Year ended
                                                                        December 31,    December 31,
                                                                            2002            2001
                                                                        ------------    ------------
Cash flows from operating activities
   Net loss for the year                                                $ (1,883,087)   $ (3,216,577)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                         655,585         639,836
       Gain on litigation settlement                                               -        (754,830)
       Common stock issued for fees and services                              33,395         540,534
       Accrued interest converted to preferred stock                               -         240,440
       Amortization of conversion discount on preferred stock                      -       1,207,993
       Accrued interest converted to common stock                             24,000               -
       Compensation expense related to common stock
         issuances at less than "fair value"                                  11,538               -
       (Increase) Decrease in
         Accounts receivable                                                 (31,288)         60,415
         Inventory                                                          (258,884)        207,480
         Prepaid expenses, deposits and other                                (13,483)        (24,056)
       Increase (Decrease) in
         Accounts payable and accrued liabilities                            251,384            (639)
         Interest payable                                                     18,709          (1,000)
         Customer deposits                                                    80,953               -
                                                                        ------------    ------------
Net cash provided by (used in) operating activities                       (1,111,178)     (1,100,404)
                                                                        ------------    ------------

Cash flows from investing activities
   Purchase of property and equipment                                       (386,955)       (105,657)
                                                                        ------------    ------------
Net cash used in investing activities                                       (386,955)       (105,657)
                                                                        ------------    ------------

Cash flows from financing activities
   Increase in cash overdraft                                                      -           7,760
   Cash received (paid) on short term loans - net                                  -        (351,652)
   Cash received on long-term loans                                                -         950,000
   Principal paid on long-term loans                                        (500,000)              -
   Principal paid on long-term capital leases                                 (8,365)        (82,571)
   Cash received on sale of Mandatory Convertible Preferred Stock                  -       1,423,000
   Cash received on issuance of Mandatory Convertible Debenture              250,000               -
   Cash received on sale of common stock                                   1,337,395               -
   Cash paid to acquire capital                                              (20,000)       (144,915)
                                                                        ------------    ------------
Net cash provided by financing activities                                  1,059,030       1,801,622
                                                                        ------------    ------------

INCREASE (DECREASE) IN CASH                                                 (439,103)        595,561

Cash at beginning of year                                                    596,419             858
                                                                        ------------    ------------

Cash at end of year                                                     $    157,316    $    596,419
                                                                        ============    ============


                                  - Continued -

                            AMERICAN AMMUNITION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2001 and 2000


                                                                                         (Restated)
                                                                         Year ended      Year ended
                                                                        December 31,    December 31,
                                                                            2002            2001
                                                                        ------------    ------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                       $     29,735    $    214,503
                                                                        ============    ============
     Income taxes paid for the period                                   $          -    $          -
                                                                        ============    ============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest
       payable to a shareholder into preferred stock                    $          -    $  7,553,600
                                                                        ============    ============
     Conversion of debt and prior period accrued
       interest into common stock                                       $    101,000    $    100,000
                                                                        ============    ============
     Payment of accounts payable with
       issuance of common stock                                         $    307,017    $    240,872
                                                                        ============    ============
     Payment of accrued dividends on preferred
       stock with common stock                                          $     10,400    $          -
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

Additionally, during 2002, Management determined that it's interpretation for the most appropriate method of accounting for the amortization of the Beneficial Conversion Discount Feature related to the 2001 issuance of Convertible Preferred Stock was incorrect. This error created an understatement in the amortization expense and in the calculation of additional paid-in capital for the year ended December 31, 2001.

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                                    Year ended
                                                     December 31,     Cumulative
                                                       2001        effect of changes
                                                   --------------- -----------------
Net Loss, as previously reported                    $  (2,211,887)

Effect of the correction of an error
   Recalculation of the carrying value
     of inventory at December 31, 2001                   (187,811)     (187,811)
   Recalculation of amortization of Beneficial
     Conversion Feature Discount on Preferred Stock      (816,879)     (816,879)
                                                     ------------   -----------
       Total effect of changes on
         Loss from Operations and Net Loss             (1,004,690)   (1,004,690)
                                                     ------------   -----------

Net Loss, as restated                               $  (3,216,577)  $(1,004,690)
                                                     ============   ===========

Earnings per share, as previously reported          $       (0.08)
Total effect of changes                                     (0.03)  $     (0.03)
                                                     ============   ===========

Earnings per share, as restated                     $       (0.11)
                                                     ============   ===========


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

                            AMERICAN AMMUNITION, INC.

Note E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Inventory

As of December 31, 2002 and 2001, inventory consisted of the following components:

                                      December 31,     December 31,
                                          2002               2001
                                     --------------------------------

         Raw materials                  $ 149,824        $  82,454
         Work in process                  116,216           24,232
         Finished goods                   118,774           19,244
                                        ---------        ---------

         Totals                         $ 384,814        $ 125,930
                                        =========        =========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                       December 31,  December 31,     Estimated
                                           2002          2001        useful life
                                      -------------  ---------------------------

   Manufacturing equipment            $  6,843,135    $  6,470,064      10 years
   Office furniture and fixtures            58,528          50,856       7 years
   Leasehold improvements                  188,263         182,052      20 years
                                        ----------      ----------
                                         7,089,926       6,702,972
   Accumulated depreciation             (3,393,301)     (2,737,717)
                                         ---------      ----------

   Net property and equipment         $  3,696,625     $ 3,965,255
                                         =========       =========

Total depreciation expense charged to operations for the years ended December 31, 2002 and 2001 was approximately $655,585 and $639,836, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                December 31,     December 31,
                                                    2001            2000
                                               ---------------  --------------

     Manufacturing and processing equipment      $  153,400       $  153,400
     Less accumulated depreciation                  (54,519)         (39,179)
                                                    --------        --------

                                                 $   98,881       $  114,221
                                                    ========         =======

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


Note I - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2002 and 2001, respectively:

                                                                   December 31, December 31,
                                                                        2002       2001
                                                                   ------------ -------------
Three  capital  leases,  respectively,  payable  to  various equipment  financing  companies.  Interest,  at December 31,
2002,   ranging  between  11.37%  and  14.05%.   Payable  in
aggregate  monthly   installments  of  approximately   $935,
including accrued  interest,  as of December 31, 2002. Final maturities  occur between  September 2004 and December 2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                         $    17,348  $    25,713

     Less current maturities                                            (9,507)      (8,365)
                                                                   -----------  -----------

     Long-term portion                                             $     7,841  $    17,348
                                                                   ===========  ===========

Future maturities of capital leases payable are as follows:

                     Year ending
                    December 31         Amount

                        2003            $  9,507
                        2004               7,841
                                         -------

                       Totals           $ 17,348
                                         =======




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

During Calendar 2002, the Company made five (5) lump-sum principal reductions of $100,000 each (or an aggregate of $500,000) to the outstanding balance on this note. As of December 31, 2002, the Company owes $450,000 on this note. Upon each lump-sum payment, the Company executed a modification to the payment terms on the note.

At December 31, 2002, the note payment terms are as follows: payments of interest only beginning July 28, 2003 through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest shall be due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. The note is secured by virtually all of the Company's real and personal property. A portion of the proceeds from the financing were used to pay the $550,000 required in the Settlement and Compromise Agreement.

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

In  December   2002,   the  Company  and  the  Debenture   Holder   amended  the
above-referenced debenture and warrants as follows:

     The number of common shares into which the debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is obtained by multiplying the average of the five (5) lowest Volume Weighted Average Prices (VWAP) during the 20 trading days prior to the date of conversion by the Discount Multiplier of 80%.

     The warrants are exercisable at $1.00 per share for up to 2,500,000 shares. The warrant holder is obligated to exercise the warrant concurrently with the conversion of the debenture for a number of shares equal to ten times the dollar amount of the debenture being converted.

The full principal amount of the Debenture is due upon default, as defined in the Debenture agreement. The Debenture interest is payable monthly in arrears commencing on November 15, 2002.

                            AMERICAN AMMUNITION, INC.

Note K - Convertible Debenture - Continued

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

As the warrant is non-detachable from the Debenture and requires simultaneous exercise upon conversion of the Debenture, no value was assigned to the issued warrant. Upon exercise of the warrant, the Company will record the issuance of the underlying shares as a new issuance of common stock on the date of each respective exercise.

Concurrent with the execution of the Debenture agreement, the Company executed an engagement letter with the Holder's counsel for legal representation with regard to the preparation of the aforementioned Registration Statement under the Securities Act of 1933.

                            AMERICAN AMMUNITION, INC.

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

Note M - Common Stock Transactions

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

In June 2002, the Company issued 347,223 shares of restricted, unregistered common stock to an existing shareholder to reimburse said shareholder for his cash payment on behalf of the Company of previously accrued legal fees associated with the bank related litigation, which was concluded in June 2001, and for other consulting services currently being provided by the shareholder. This transaction was valued at approximately $125,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note M - Common Stock Transactions - Continued

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



                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.

Note O - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2002 and 2001, respectively, are as follows:

                                 Year ended          Year ended
                                December 31,        December 31,
                                    2002                2001
                               ---------------    ----------------
       Federal:
         Current                  $      -            $     -
         Deferred                        -                  -
                                   -------             ------
                                         -                  -
                                   -------             ------
       State:
         Current                         -                  -
         Deferred                        -                  -
                                   -------             ------
                                         -                  -
                                   -------             ------
         Total                    $      -            $     -
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

The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                      December 31,  December 31,
                                                          2002         2001
                                                      ----------- -------------

Statutory rate applied to loss before income taxes    $ (640,000) $ (1,094,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -             -
     Other, including reserve for deferred tax asset     640,000     1,094,000
                                                        --------     ---------

       Income tax expense                             $        -   $         -
                                                        ========   ===========






                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.

Note O - Income Taxes - Continued

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                 Year ended      Year ended
                                                December 31,    December 31,
                                                    2002            2001
                                               ---------------  -------------
     Deferred tax assets - long-term
       Net operating loss carryforwards          $  2,244,000    $ 1,615,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences            (250,000)      (250,000)
                                                  -----------     ----------
                                                    1,994,000      1,365,000
     Less valuation allowance                      (1,994,000)    (1,365,000)
                                                  -----------     ----------

       Net Deferred Tax Asset                    $          -   $          -
                                                  ===========    ===========

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