Form 10QSB
period 2003-03-31
AMERICAN AMMUNITION INC /CA
filed 2003-05-19
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003


[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

Commission File Number: 0-32379

                            American Ammunition, Inc.
                    ---------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 19, 2003: 58,696,522


Transitional Small Business Disclosure Format (check one):    YES [_]  NO [X]

                            American Ammunition, Inc.

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        20

  Item 3   Controls and Procedures                                          25

Part II - Other Information

  Item 1   Legal Proceedings                                                25

  Item 2   Changes in Securities                                            25

  Item 3   Defaults Upon Senior Securities                                  27

  Item 4   Submission of Matters to a Vote of Security Holders              27

  Item 5   Other Information                                                27

  Item 6   Exhibits and Reports on Form 8-K                                 28


Signatures                                                                  29


Certifications under Section 302 of Sarbanes-Oxley Act of 2002              27

Part I

Item 1 - Financial Statements

                            American Ammunition, Inc.
                           Consolidated Balance Sheets
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                                                  March 31,         March 31,
                                                                                    2003              2002
                                                                                -------------      -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     597,778      $     466,934
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0- and $-0-, respectively                   194,827            198,927
   Inventory                                                                          409,940            619,449
   Prepaid expenses                                                                    25,307             15,560
                                                                                -------------      -------------

     Total Current Assets                                                           1,224,852          1,300,870
                                                                                -------------      -------------


Property and Equipment - at cost
   Manufacturing equipment                                                          6,848,344          6,560,626
   Office furniture and fixtures                                                       58,528             50,856
   Leasehold improvements                                                             190,028            183,052
                                                                                -------------      -------------

                                                                                    7,096,900          6,794,534
   Accumulated depreciation                                                        (3,558,507)        (2,897,980)
                                                                                -------------      -------------

     Net Property and Equipment                                                     3,538,393          3,896,554
                                                                                -------------      -------------


Other Assets
   Deposits and other                                                                  77,710             77,710
                                                                                -------------      -------------

TOTAL ASSETS                                                                    $   4,841,105      $   5,275,134
                                                                                =============      =============


                                  - Continued -



               The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial
statements.                                                                    3

                            American Ammunition, Inc.
                     Consolidated Balance Sheets - Continued
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                                                  March 31,         March 31,
                                                                                    2003              2002
                                                                                -------------      -------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                         $       9,507      $       8,365
   Customer deposits                                                                   30,000                  -
   Accounts payable - trade                                                           384,115            462,255
   Working capital advance                                                            200,000                  -
   Accrued expenses                                                                    18,709             37,501
   Accrued dividends payable                                                           14,000                  -
                                                                                -------------      -------------
     Total Current Liabilities                                                        656,431            508,121

Long-Term Liabilities
   Note payable to a bank                                                                   -            950,000
   Capital leases payable                                                               5,572             15,340
                                                                                -------------      -------------

     Total Liabilities                                                                662,003          1,473,461
                                                                                -------------      -------------

Commitments and Contingencies

Convertible Debenture                                                                 215,000                  -
                                                                                -------------      -------------

Mandatory Convertible Preferred Stock
   32,000 and 45,600 shares issued and outstanding                                    160,000            228,000
                                                                                -------------      -------------
Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                                 -                  -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     58,696,522 and 51,642,276 shares issued and outstanding                           58,697             51,642
   Additional paid-in capital                                                      17,710,578         15,324,105
   Accumulated deficit                                                            (13,965,173)       (11,802,074)
                                                                                -------------      -------------

     Total Stockholders' Equity                                                     3,804,102          3,573,673
                                                                                -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   4,841,105      $   5,275,134
                                                                                =============      =============

               The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    4

                            American Ammunition, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                    Three months ended
                                                               March 31, 2003   March 31, 2002
                                                               --------------   --------------
Revenues - net of returns and allowances                       $      608,437   $      272,493
                                                               --------------   --------------

Cost of Sales
   Materials, Direct Labor and other direct costs                     381,600          259,767
   Depreciation                                                       164,319          157,697
                                                               --------------   --------------
     Total Cost of Sales                                              675,105          417,464
                                                               --------------   --------------

Gross Profit                                                          (66,668)        (144,971)
                                                               --------------   --------------

Operating Expenses
   Research and development expenses                                        -            2,048
   Marketing and promotion expenses                                     9,932              550
   Other operating expenses                                           211,149           42,145
   Interest expense                                                    11,720           43,974
   Depreciation expense                                                   886            2,566
                                                               --------------   --------------
     Total Operating Expenses                                         233,687           91,283
                                                               --------------   --------------

Loss from Operations                                                 (300,355)        (236,254)

Other Income (Expense)                                                      -                -
                                                               --------------   --------------

Loss before Income Taxes                                             (300,355)        (236,254)

Provision for Income Taxes                                                  -                -
                                                               --------------   --------------

Net Loss                                                             (300,355)        (236,254)

Other Comprehensive Income                                                  -                -
                                                               --------------   --------------

Comprehensive Loss                                             $     (300,355)  $     (236,254)
                                                               ==============   ==============

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                                     $        (0.01)  $        (0.01)
                                                               ==============   ==============

Weighted-average number of
   common shares outstanding                                       56,635,979       50,165,120
                                                               ==============   ==============

               The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    5

                            American Ammunition, Inc.
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                        Three months ended
                                                                                March 31, 2003   March 31, 2002
                                                                                --------------   --------------
Cash flows from operating activities
   Net loss for the year                                                        $     (300,355)  $     (236,254)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   165,205          160,263
       Common stock issued for fees and services                                             -           24,000
       (Increase) Decrease in
         Accounts receivable                                                          (163,539)        (198,927)
         Inventory                                                                     (22,126)        (304,708)
         Prepaid expenses, deposits and other                                           (5,916)          (9,502)
       Increase (Decrease) in
         Accounts payable - trade                                                      (30,795)          29,213
         Customer deposits                                                             (50,953)               -
                                                                                --------------   --------------
Net cash provided by (used in) operating activities                                   (408,479)        (535,915)
                                                                                --------------   --------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (6,972)         (91,562)
                                                                                --------------   --------------
Net cash used in investing activities                                                   (6,972)         (91,562)
                                                                                --------------   --------------

Cash flows from financing activities
   Cash received on working capital advance                                            200,000                -
   Principal paid on long-term capital leases                                           (2,269)          (2,008)
   Cash paid for debt and equity financing                                             (16,000)               -
   Cash received from sale of common stock and warrant exercise                      1,124,182          500,000
                                                                                --------------   --------------
Net cash provided by financing activities                                              855,913          497,992
                                                                                --------------   --------------

Increase (Decrease) in Cash                                                            440,462         (129,485)
Cash at beginning of period                                                            157,316          596,419
                                                                                --------------   --------------

Cash at end of period                                                           $      597,778   $      466,934
                                                                                ==============   ==============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       11,720   $        1,072
                                                                                ==============   ==============
     Income taxes paid for the period                                           $            -   $            -
                                                                                ==============   ==============

Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and accrued interest
       payable to a stockholder into common stock                               $      125,000   $      125,000
                                                                                ==============   ==============
     Conversion of convertible preferred stock
       into common stock                                                        $       45,000   $            -
                                                                                ==============   ==============
     Conversion of convertible debenture
       into common stock                                                        $       35,000   $            -
                                                                                ==============   ==============

               The financial information presented herein has been prepared by management without audit by independent certified public accountants.

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

On September 29, 2001, the Company, F&F Equipment, Inc. (F&F) and the individual stockholders of F&F entered into an "Agreement For The Exchange Of Common Stock" (Exchange Agreement) whereby the stockholders of F&F exchanged 100.0% of the issued and outstanding stock of F&F for 21,000,000 post-forward split shares of restricted, unregistered common stock of the Company. F&F Equipment, Inc. then became a wholly-owned subsidiary of the Company.

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

F&F Equipment, Inc.(F&F) was incorporated on October 4, 1983 under the laws of the State of Florida. The Company was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business." F&F conducts its business operations under the assumed name of "American Ammunition".

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2002. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003.

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

5.   Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

6.   Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, and subsequent thereto, the Company had no warrants and/or options outstanding.

                            American Ammunition, Inc.

Note C - Summary of Significant Accounting Policies - Continued

7.   Advertising costs

The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.


8.   Reclassifications

Certain amounts in the accompanying  financial  statements for the quarter ended
March  31,  2002  have  been   reclassified   to  conform  to  the  Fiscal  2003
presentations.


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


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the separate companies are each entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2003, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

Note F - Inventory

As of March 31, 2003 and 2002, inventory consisted of the following components:

                                  March 31,     March 31,
                                   2003           2002
                                  ------------------------
         Raw materials            $ 265,000     $ 166,759
         Work in process            120,601       387,866
         Finished goods              21,339        64,824
                                  ---------     ---------

         Totals                   $ 406,940     $ 619,449
                                  =========     =========

                            American Ammunition, Inc.

Note G - Property and Equipment

Property and equipment consist of the following components:

                                        March 31,     March 31,      Estimated
                                          2003          2002        useful life
                                       ------------- ------------  -------------

   Manufacturing equipment              $  6,848,344  $  6,560,626      10 years
   Office furniture and fixtures              58,528        50,856       7 years
   Leasehold improvements                    190,028       183,052      20 years
                                        ------------  ------------
                                           7,096,900     6,794,534
   Accumulated depreciation               (3,558,507)   (2,897,980)
                                        ------------  ------------

   Net property and equipment           $  3,696,625  $  3,896,554
                                        ============  ============

Total depreciation expense charged to operations for the three months ended March 31, 2003 and 2002 was approximately $165,206 and $160,263. respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                               March 31,        March 31
                                                 2003            2002
                                               ----------------------------

     Manufacturing and processing equipment    $  153,400       $  153,400
     Less accumulated depreciation                (58,354)         (43,014)
                                               ----------       ----------
                                               $   95,046       $  110,386
                                               ==========       ==========


Note H - Working Capital Advance

On March 13, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 for working capital purposes. At La Jolla Cove's sole discretion, the $200,000 may be allocated in any proportion to a) an increase in the principal amount of the debenture and/or b) a prepayment for a future warrant exercise. As of March 31, 2003 and subsequent thereto, La Jolla has not made any election on the ultimate allocation of the $200,000 working capital advance.




                (Remainder of this page left blank intentionally)

                            American Ammunition, Inc.

Note I- Capital Leases Payable

Capital leases payable consist of the following as of March 31, 2003 and 2002, respectively:

                                                                      March 31,  March 31,
                                                                        2003       2002
                                                                     -----------------------
Three capital leases, respectively,  payable to various equipment financing companies. Interest, at March 31, 2002, ranging between
11.37% and 14.05%.  Payable in aggregate monthly  installments of approximately  $935,  including accrued interest,  as of December
31, 2002.  Final  maturities  occur  between  September  2004 and
December 2004. Collateralized the underlying leased manufacturing
equipment.                                                           $  15,709  $  23,705

     Less current maturities                                            (9,507)    (8,365)
                                                                     ---------  ---------

     Long-term portion                                               $   5,572  $  15,340
                                                                     =========  =========

Future maturities of capital leases payable are as follows:

                 Year ending
                December 31      Amount
                --------------------------

                2003             $  9,507
                2004                7,841
                                  -------
                Totals           $ 17,348
                                  =======


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

During the first quarter of Fiscal 2003, the Company made additional principal reductions of $100,000 and $350,000 fully retiring the outstanding debt.

                            American Ammunition, Inc.

Note J - Convertible Debenture

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

                            American Ammunition, Inc.

Note J- Convertible Debenture - Continued

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

Due to the contractually agreed mandatory conversion of this Debenture, the Company has reflected this transaction in its balance sheet as a "mezzanine" level debt obligation on its balance sheet, between "Total Liabilities" and "Stockholders' Equity". Upon the respective mandatory conversion, the Company will relieve the respective portion of the Debenture and the any related accrued, but unpaid interest, and credit this amount to the respective "common stock" and "additional paid-in capital" accounts in the stockholder's equity section for the par value and excess amount over the par value of the respective shares issued.

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

On March 19, 2003, the Debenture Holder elected to convert $35,000 in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 616,608 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 350,000 shares of the Company's restricted, unregistered common stock for gross proceeds of $350,000.


Note K - Preferred Stock Transactions

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

                            American Ammunition, Inc.

Note K - Preferred Stock Transactions - Continued

In September 2001, the Company's principal stockholder converted approximately $4,007,327 of unsecured debt and approximately $3,546,273 of cumulative and unpaid accrued interest into 1,510,710 shares of Series A Preferred Stock.

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

In January 2003, three separate holders of 9,000 shares of Series A Preferred Stock exercised their conversion rights and converted these shares of Series A Preferred stock into 99,000 shares of restricted, unregistered common stock.


Note L - Common Stock Transactions

In February 2002, the Company converted $100,000 in short-term debt payable and accrued interest of approximately $25,000 to an existing stockholder into 277,778 shares of restricted, unregistered common stock. This transaction was consummated at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. This transaction paid in full all outstanding short-term debt.

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

                            American Ammunition, Inc.

Note L - Common Stock Transactions - Continued

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

In March 2002, the Company issued 41,665 shares of restricted, unregistered common stock to an unrelated party for stockholder and other public relation services. This transaction was valued at approximately $15,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

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

In June 2002, the Company issued 347,223 shares of restricted, unregistered common stock to an existing stockholder to reimburse said stockholder for his cash payment on behalf of the Company of previously accrued legal fees associated with the bank related litigation, which was concluded in June 2001, and for other consulting services currently being provided by the stockholder. This transaction was valued at approximately $125,000, or $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

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

In July 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In August 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of $100,000. This sale was made at a price of $0.26 per share, which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.29 per share) and the selling price resulted in a charge to operations of approximately $11,346 for compensation expense related to common stock issuances at less than "fair value". The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

                            American Ammunition, Inc.

Note L - Common Stock Transactions - Continued

In August 2002, the Company sold 20,506 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $6,152. This sale was made at a price of $0.30 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to directly retire a trade account payable to a specific vendor.

In August 2002, the Company issued 24,999 shares of restricted, unregistered common stock to an unrelated party for stockholder and other public relation services. This transaction was valued at approximately $6,875, or $0.28 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.36 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In September 2002, the Company sold 277,778 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds from this transaction were used to support operational working capital.

In September 2002, the Company sold 222,222 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.45 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to support operational working capital.

In November 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

In December 2002, the Company sold an aggregate 120,170 shares of restricted, unregistered common stock to an existing stockholder in three separate transactions valued at an aggregate of approximately $31,244. These sales were made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock on the date of each respective transaction. The proceeds of this transaction were used to directly retire a trade account payable to a specific vendor.

In December 2002, the Company sold 384,615 shares of restricted, unregistered common stock to an existing stockholder for cash proceeds of approximately $100,000. This sale was made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to pay down an equivalent portion of the Company's long-term note payable to a bank.

                            American Ammunition, Inc.

Note L - Common Stock Transactions - Continued

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

In January 2003, the Company issued an aggregate 937,568 shares of restricted, unregistered common stock for cash proceeds of approximately $324,182. These sales were made at a price of either $0.23 or $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used for operating working capital.

In February 2003, the Company issued 384,615 shares of restricted, unregistered common stock for cash proceeds of approximately $100,000. These sales were made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to reduce the Company's outstanding long-term debt.

In March 2003, the Company issued 972,222 shares of restricted, unregistered common stock for cash proceeds of approximately $350,000. These sales were made at a price of $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to reduce the Company's outstanding long-term debt.

In March 2003, the Company issued an aggregate 966,608 shares of restricted, unregistered common stock to the Holder of the Company's 8.0% Convertible Debenture upon notice of conversion of $35,000 of outstanding principal and exercise of a portion of the outstanding warrant to purchase 350,000 shares of common stock. This transaction was valued at $385,000, or approximately $0.40 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The cash proceeds of this transaction were used to provide working capital and support operations.


Note M - Related Party Transactions

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

                            American Ammunition, Inc.

Note N - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2003 and 2002, respectively, are as follows:

                                       Three months ended
                               March 31, 2003    March 31, 2002
                               --------------------------------
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

The Company's income tax expense (benefit) for the three months ended March 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Three months ended
                                                        March 31, 2003    March 31, 2002
                                                        --------------------------------
Statutory rate applied to loss before income taxes       $  (102,000)     $   (80,325)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            -                -
     Other, including reserve for deferred tax asset         102,000           80,325
                                                         -----------      -----------

       Income tax expense                                $         -      $         -
                                                         ===========      ===========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                March 31, 2003  March 31, 2002
                                                --------------  --------------
     Deferred tax assets - long-term - net      $    2,000,000  $      884,000
     Less valuation allowance                       (2,000,000)       (884,000)
                                                --------------  --------------

       Net Deferred Tax Asset                   $            -  $            -
                                                ==============  ==============

During the three months ended March 31, 2003 and 2002, respectively, the valuation allowance increased by approximately $56,000 and $884,000.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

(2)  Overview

We were incorporated on February 1, 2000 in the State of California as FirsTelevision.com. We subsequently changed our corporate name to FBI Fresh Burgers International with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

On September 29, 2001, FBI Fresh Burgers, F&F Equipment, Inc. and the individual stockholders of F&F entered into an "Agreement For The Exchange Of Common Stock" whereby the stockholders of F&F exchanged 100% of the issued and outstanding stock of F&F for 21,000,000 post-forward split shares of restricted, unregistered common stock of FBI Fresh Burgers. F&F Equipment, Inc. then became a wholly-owned subsidiary of FBI Fresh Burgers.

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

(3)  Results of Operations

Three months ended March 31, 2003 compared to Three months ended March 31, 2002

During the three months ended March 31, 2003, the Company experienced revenues of approximately $608,000 as compared to approximately $272,000 for the first three months ended March 31, 2002. The Company continues to experience positive demand for the Company's products.

The Company experienced costs of goods sold of approximately $675,000 and $417,000 for the three months ended March 31, 2003 and 2002, respectively. The Company has recognized depreciation expense on production equipment of approximately $164,000 and $158,000, respectively, in the above cost of goods expense totals.

These depreciation levels are anticipated to remain fairly constant for future periods as management does not anticipate any significant capital equipment acquisitions in future periods. Further, the addition of the Industrial Plating Enterprise Co. equipment during 2002 allows us to produce certain components which were previously outsourced to unrelated third parties.

For the three months ended March 31, 2003 and 2002, respectively, we have generated a negative gross profit of approximately $(67,000), or (10.96%), and approximately $(145,000), or (53.20%). We anticipate that with continued demand for our product, lower production costs being experienced from internally generated plating activities and adequate liquidity, it will be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

The Company experienced nominal research and development expenses during the three months ended March 31, 2003 and 2002 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and other product improvements.

Other general and administrative expenses increased from approximately $91,000 for the first three months of 2002 to approximately $211,000 for the first three months of 2003 as a result of increased activity related to interest expense on the Company's Convertible Debenture and Long-term Debt and increased rent and operating expenses in the Company's IPE subsidiary.

(4)  Liquidity and Capital Resources

As of March 31, 2003, December 31, 2002, and March 31, 2002, respectively, the Company had working capital of approximately $568,000, $56,000, and $793,000.

The Company has generated (used) cash in operating activities of approximately $(408,000), $(1,111,000) and $(536,000) during the three months ended March 31,
2003, the year ended December 31, 2002 and the three months ended March 31, 2002. The most significant use of cash during the quarter ended March 31, 2003 was related to the acquisition of materials for increased sales and the sale of merchandise on "industry standard" credit terms causing an increase in accounts receivable.

(5)  Convertible Debenture

On October 4, 2002, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $250,000 8% convertible debenture and a warrant to purchase up 30,000,000 shares of our common stock. The debenture bears interest at 8% and matures two years from the date of issuance.

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

We are obligated to file a Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3 and have said Registration Statement effective no later than 120 days after October 4, 2002. We have filed a Form SB-2 with the U. S. Securities and Exchange Commission and are in the review phase awaiting the Registration Statement being deemed effective.

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

Due to the contractually agreed mandatory conversion of this Debenture, we have reflected this transaction in our balance sheet as a "mezzanine" level debt obligation on its balance sheet, between "Total Liabilities" and "Stockholders' Equity". Upon the respective mandatory conversion, we will relieve the respective portion of the Debenture and the any related accrued, but unpaid interest, and credit this amount to the respective "common stock" and "additional paid-in capital" accounts in the stockholder's equity section for the par value and excess amount over the par value of the respective shares issued.

As the warrant is non-detachable from the Debenture and requires simultaneous exercise upon conversion of the Debenture, no value was assigned to the issued warrant. Upon exercise of the warrant, the Company will record the issuance of the underlying shares as a new issuance of common stock on the date of each respective exercise.

Concurrent with the execution of the Debenture agreement, we executed an engagement letter with La Jolla's counsel for legal representation with regard to the preparation of the Registration Statement under the Securities Act of 1933 on Form SB-2.

On March 19, 2003, the Debenture Holder elected to convert $35,000 in outstanding Debenture principal to restricted, unregistered common stock. This election caused the Company to issue 616,608 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 350,000 shares of the Company's restricted, unregistered common stock for gross proceeds of $350,000.

On March 13, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 for working capital purposes. At La Jolla Cove's sole discretion, the $200,000 may be allocated in any proportion to a) an increase in the principal amount of the debenture and/or b) a prepayment for a future warrant exercise. As of March 31, 2003 and subsequent thereto, La Jolla has not made any election on the ultimate allocation of the $200,000 working capital advance.

(6)  Research and Development

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's President, Chief Executive and Chief
Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On or about January 6, 2003, the Company sold 104,254 shares of restricted, unregistered common stock to Mobile Business Communications, Inc., an existing stockholder, for cash proceeds of $24,078. This sale was made at a price of $0.23 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used for operating working capital. The Company relied upon
Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On or about January 16, 2003, the Company sold an aggregate 833,334 shares of restricted, unregistered common stock to Access Investments, Inc. and Kissimmul, Inc., both existing stockholders, for cash proceeds of $300,000. This sale was made at a price of $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used for operating working capital. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On or about January 22, 2003, the Company issued an aggregate 6,343 shares of restricted, unregistered common stock to six (6) separate holders of the Company's Series A Preferred Stock in payment of $2,600 in accrued dividends payable as of December 31, 2002. This transaction was made at a price of $0.41 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On or about February 19, 2003, the Company sold 384,615 shares of restricted, unregistered common stock to D. P. Martin & Associates, Inc. , an existing stockholder, for cash proceeds of $100,000. This sale was made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to partially payoff the outstanding balance of the Company's long-term note payable to a bank. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On or about March 7, 2003, the Company received notice from three (3) holders of it's Series A Preferred Stock whereby they converted an aggregate 9,000 shares of Series A Preferred Stock into 99,000 shares of restricted, unregistered common stock. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On or about March 13, 2003, the Company sold 486,111 shares of restricted, unregistered common stock to Gala Enterprises, Ltd., an existing stockholder, for cash proceeds of $175,000. This sale was made at a price of $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to partially payoff the outstanding balance of the Company's long-term note payable to a bank. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On March 13, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 for working capital purposes. At La Jolla Cove's sole discretion, the $200,000 may be allocated in any proportion to a) an increase in the principal amount of the debenture and/or b) a prepayment for a future warrant exercise. As of March 31, 2003 and subsequent thereto, La Jolla has not made any election on the ultimate allocation of the $200,000 working capital advance.

On March 19, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, elected to convert $35,000 in outstanding Debenture principal to restricted, unregistered common stock. This election caused the Company to issue 616,608 shares of restricted, unregistered common stock to La Jolla Cove Investors, Inc. Additionally, pursuant to the contract terms, La Jolla Cove Investors, Inc. concurrently exercised a portion of the outstanding Warrant to purchase 350,000 shares of the Company's restricted, unregistered common stock for cash proceeds of $350,000.

On or about March 20, 2003, the Company sold 486,111 shares of restricted, unregistered common stock to Gala Enterprises, Ltd., an existing stockholder, for cash proceeds of $175,000. This sale was made at a price of $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to completely retire the outstanding balance of the Company's long-term note payable to a bank. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

On May 14, 2003, the Company's Registration Statement under the Securities Act of 1933 on Form SB-2 was deemed effective by the U. S. Securities and Exchange Commission. This document registered an aggregate 14,687,500 shares of our common stock which are issuable upon conversion of our 8.0% Convertible
Debenture, with an outstanding balance of approximately $215,000 at the effective date, and the exercise of the attached warrants by the selling stockholder, La Jolla Cove Investors, Inc. We also registered such additional shares of common stock as may be issued as a result of the anti-dilution provisions contained in such securities. The number of shares of common stock registered hereunder represented a good faith estimate by us of the number of shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants. For purposes of estimating the number of shares of common stock to be included in the Registration statement, we calculated 200% of the number of shares of our common stock issuable upon conversion of the debentures. Should the conversion ratio result in our having insufficient shares, we will be required to file a new Registration Statement to cover the resale of such additional shares should that become necessary.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     None

--------------------------------------------------------------------------------


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.



Dated: May 19, 2003               /s/ Andres Fernandez
                                  ------------------------------------
                                  Andres Fernandez
                                  President, Chief Executive Officer
                                  Chief Financial Officer and Director

                                  Certification


In connection with the Quarterly Report of American Ammunition, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Andres Fernandez, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of American Ammunition, Inc. for the quarter ended March 31, 2003.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a.)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c.) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Andres Fernandez                                         Dated: May 19, 2003
--------------------

Andres Fernandez
Chief Executive Officer and
Chief Financial Officer