Form 10QSB/A
period 2003-03-31
AMERICAN AMMUNITION INC /CA
filed 2003-05-23
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB/A

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

                            American Ammunition, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                    Three months ended
                                                               March 31, 2003   March 31, 2002
                                                               --------------   --------------
Revenues - net of returns and allowances                       $      608,437   $      272,493
                                                               --------------   --------------

Cost of Sales
   Materials, Direct Labor and other direct costs                     510,786          259,767
   Depreciation                                                       164,319          157,697
                                                               --------------   --------------
     Total Cost of Sales                                              675,105          417,464
                                                               --------------   --------------

Gross Profit                                                          (66,668)        (144,971)
                                                               --------------   --------------

Operating Expenses
   Research and development expenses                                        -            2,048
   Marketing and promotion expenses                                     9,932              550
   Other operating expenses                                           211,149           42,145
   Interest expense                                                    11,720           43,974
   Depreciation expense                                                   886            2,566
                                                               --------------   --------------
     Total Operating Expenses                                         233,687           91,283
                                                               --------------   --------------

Loss from Operations                                                 (300,355)        (236,254)

Other Income (Expense)                                                      -                -
                                                               --------------   --------------

Loss before Income Taxes                                             (300,355)        (236,254)

Provision for Income Taxes                                                  -                -
                                                               --------------   --------------

Net Loss                                                             (300,355)        (236,254)

Other Comprehensive Income                                                  -                -
                                                               --------------   --------------

Comprehensive Loss                                             $     (300,355)  $     (236,254)
                                                               ==============   ==============

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                                     $        (0.01)  $        (0.01)
                                                               ==============   ==============

Weighted-average number of
   common shares outstanding                                       56,635,979       50,165,120
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

                            American Ammunition, Inc.



Dated: May 22, 2003               /s/ Andres Fernandez
                                  ------------------------------------
                                  Andres Fernandez
                                  President, Chief Executive Officer
                                  Chief Financial Officer and Director

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


/s/ Andres Fernandez                                         Dated: May 22, 2003
--------------------

Andres Fernandez
Chief Executive Officer and
Chief Financial Officer