Form 10QSB/A
period 2003-03-31
AMERICAN AMMUNITION INC /CA
filed 2003-06-16
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB/A-2

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

                            American Ammunition, Inc.
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                        Three months ended
                                                                                March 31, 2003   March 31, 2002
                                                                                --------------   --------------
Cash flows from operating activities
   Net loss for the year                                                        $     (300,355)  $     (236,254)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   165,205          160,263
       Common stock issued for fees and services                                             -           24,000
       (Increase) Decrease in
         Accounts receivable                                                          (163,539)        (198,927)
         Inventory                                                                     (22,126)        (304,708)
         Prepaid expenses, deposits and other                                           (5,916)          (9,502)
       Increase (Decrease) in
         Accounts payable - trade                                                      (30,795)          29,213
         Customer deposits                                                             (50,953)               -
                                                                                --------------   --------------
Net cash provided by (used in) operating activities                                   (408,479)        (535,915)
                                                                                --------------   --------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (6,972)         (91,562)
                                                                                --------------   --------------
Net cash used in investing activities                                                   (6,972)         (91,562)
                                                                                --------------   --------------

Cash flows from financing activities
   Cash received on working capital advance                                            200,000                -
   Principal paid on long-term capital leases                                           (2,269)          (2,008)
   Principal paid on long-term debt                                                   (450,000)               -
   Cash paid for debt and equity financing                                             (16,000)               -
   Cash received from sale of common stock and warrant exercise                      1,124,182          500,000
                                                                                --------------   --------------
Net cash provided by financing activities                                              855,913          497,992
                                                                                --------------   --------------

Increase (Decrease) in Cash                                                            440,462         (129,485)
Cash at beginning of period                                                            157,316          596,419
                                                                                --------------   --------------

Cash at end of period                                                           $      597,778   $      466,934
                                                                                ==============   ==============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       11,720   $        1,072
                                                                                ==============   ==============
     Income taxes paid for the period                                           $            -   $            -
                                                                                ==============   ==============

Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and accrued interest
       payable to a stockholder into common stock                               $      125,000   $      125,000
                                                                                ==============   ==============
     Conversion of convertible preferred stock
       into common stock                                                        $       45,000   $            -
                                                                                ==============   ==============
     Conversion of convertible debenture
       into common stock                                                        $       35,000   $            -
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

                            American Ammunition, Inc.



Dated: June 13, 2003              /s/ Andres Fernandez
                                  ------------------------------------
                                  Andres Fernandez
                                  President, Chief Executive Officer
                                  Chief Financial Officer and Director

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


/s/ Andres Fernandez                                        Dated: June 13, 2003
--------------------

Andres Fernandez
Chief Executive Officer and
Chief Financial Officer