Form 10QSB
period 2003-06-30
AMERICAN AMMUNITION INC/FL
filed 2003-08-14
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES [X]  NO[_]

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   August 12, 2003:   61,593,543

Transitional Small Business Disclosure Format (check one):   YES [_]   NO [X]

                            American Ammunition, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                           Page

Part I - Financial Information
  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        22

  Item 3   Controls and Procedures                                          25


Part II - Other Information
  Item 1   Legal Proceedings                                                26

  Item 2   Changes in Securities                                            26

  Item 3   Defaults Upon Senior Securities                                  26

  Item 4   Submission of Matters to a Vote of Security Holders              26

  Item 5   Other Information                                                26

  Item 6   Exhibits and Reports on Form 8-K                                 27

Signatures                                                                  28

                                                                               2
Part I

Item 1 - Financial Statements


                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                                   June 30, 2003 June 30, 2002
                                                                   ------------  -------------
                                ASSETS
Current Assets
   Cash on hand and in bank                                         $ 1,035,181  $   191,108
   Accounts receivable - trade, net of
     factored accounts of approximately
     $-0- and $-0- and allowance for
     doubtful accounts of $-0- and $-0-, respectively                    96,694       338,747
   Inventory                                                            459,156      766,659
   Prepaid expenses                                                      27,687       16,713
                                                                   ------------  -------------
     Total Current Assets                                             1,618,718    1,313,227


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                            6,865,916    6,655,243
   Office furniture and fixtures                                         62,893       50,856
   Leasehold improvements                                               190,028      191,586
                                                                   ------------  -------------
                                                                      7,118,837    6,897,685
   Accumulated depreciation                                          (3,724,728)  (3,060,828)
                                                                   ------------  -------------
     Net Property and Equipment                                       3,394,109    3,836,857
                                                                   ------------  -------------

Other Assets
   Deposits and other                                                    77,860       77,860
                                                                   ------------  -------------
     Total Other Assets                                                  77,860       77,860
                                                                   ------------  -------------
TOTAL ASSETS                                                        $ 5,090,687  $ 5,227,944
                                                                   ------------  -------------




                                  - Continued -


The accompanying notes are an integral
part of these consolidated financial statements.                               3

                                    American Ammunition, Inc. and Subsidiaries
                                      Consolidated Balance Sheets - Continued
                                              June 30, 2003 and 2002

                                                    (Unaudited)

                                                                   June 30, 2003 June 30, 2002
                                                                   ------------  -------------
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to a bank                                          $         -  $         -
   Current maturities of leases payable                                   9,507        8,365
   Customer deposits                                                     30,000            -
   Accounts payable - trade                                             409,225      371,803
   Accrued dividends payable                                             20,991            -
                                                                   ------------  -------------
     Total Current Liabilities                                          469,723      410,168

Long-Term Liabilities
   Note payable to a bank                                                     -      950,000
   Capital leases payable                                                 3,239       13,290
                                                                   ------------  -------------
     Total Liabilities                                                  472,962    1,373,458
                                                                   ------------  -------------
Commitments and Contingencies

Convertible Debenture                                                   524,865            -
                                                                   ------------  -------------
Mandatory Convertible Preferred Stock
   net of Beneficial Conversion Discount Feature
     123,700 and 46,000 shares issued and outstanding                   555,770      230,000
                                                                   ------------  -------------
Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                   -            -
     1,000,000 shares allocated to Series B                                   -            -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     59,806,008 and 52,769,268
     shares issued and outstanding                                       59,816       52,769
   Additional paid-in capital                                        18,554,276   15,636,353
   Accumulated deficit                                              (15,077,002) (12,064,636)
                                                                   ------------  -------------
   Total Stockholders' Equity                                         3,537,090    3,624,486
                                                                   ------------  -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                             $ 5,090,687  $ 5,227,944
                                                                   ------------  -------------


The accompanying notes are an integral
part of these consolidated financial statements.                               4



                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2003 and 2002

                                   (Unaudited)


                                              Six months        Six months      Three months    Three months
                                                 ended             ended           ended             ended
                                             June 30, 2003     June 30, 2002    June 30, 2003   June 30, 2002
                                             -------------     -------------    -------------   -------------
Revenues                                     $     897,988     $     707,134    $     289,551   $     434,641
                                             -------------     -------------    -------------   -------------
Cost of Sales
   Materials, Direct Labor
      and other direct costs                     1,099,140           605,904          588,354         346,137
   Depreciation                                    329,169           320,299          164,850         162,602
                                             -------------     -------------    -------------   -------------
      Total Cost of Sales                        1,428,309           926,203          753,204         508,739
                                             -------------     -------------    -------------   -------------
Gross Profit                                      (530,321)         (219,069)        (463,653)        (74,098)
                                             -------------     -------------    -------------   -------------
Operating Expenses
   Research and development expenses                   324               651              324             101
   Marketing and promotion expenses                 13,515             7,566            3,583           5,518
   Other operating expenses                        458,472           218,131          376,536         175,986
   Interest expense                                 16,545            61,119            4,825          17,145
   Depreciation expense                              2,258             2,813            1,372             247
   Compensation expense related to
      common stock issuances at less
      than "fair value"                            354,304                 -          354,304               -
                                             -------------     -------------    -------------   -------------
      Total Operating Expenses                     845,418           290,280          740,944         198,997
                                             -------------     -------------    -------------   -------------
Loss from Operations                            (1,375,739)         (509,349)      (1,204,597)       (273,095)

Other Income (Expense)
   Interest and other income                         2,594            10,533            2,594          10,533
   Amortization of Beneficial
      Conversion Feature
      Discount on Preferred Stock                  (30,948)                -          (30,948)              -
                                             -------------     -------------    -------------   -------------
Income (Loss) before Income Taxes               (1,404,093)         (498,816)      (1,232,951)       (262,562)

Provision for Income Taxes                               -                 -                -               -
                                             -------------     -------------    -------------   -------------
Net Income (Loss)                               (1,404,093)         (498,816)      (1,232,951)       (262,562)
Other Comprehensive Income                               -                 -                -               -
                                             -------------     -------------    -------------   -------------
Comprehensive Income (Loss)                  $  (1,404,093)      $  (498,816)   $  (1,232,951)  $    (262,562)
                                             =============     =============    =============   =============
Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.02)      $     (0.01)   $       (0.02)  $       (0.01)
                                             =============     =============    =============   =============
Weighted-average number of
   common shares outstanding                    57,972,390        51,118,328       59,294,402      52,023,409
                                             =============     =============    =============   =============

The accompanying notes are an integral
part of these consolidated financial statements.                               5



                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                                 Six months      Six months
                                                                    ended           ended
                                                                June 30, 2003   June 30, 2002
                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                        $  (1,404,093)  $   (498,816)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                  331,427        323,112
       Amortization of Beneficial Conversion Feature
         Discount on Preferred Stock                                   30,948              -
       Compensation expense related to common stock
         issuances at less than "fair value"                          354,304              -
       Common stock issued for fees and services                            -         50,520
       (Increase) Decrease in
         Accounts receivable                                          (65,406)      (338,747)
         Inventory                                                    (74,342)      (451,918)
         Prepaid expenses, deposits and other                          (8,296)       (10,805)
       Increase (Decrease) in
         Accounts payable - trade                                      (5,685)        90,115
         Other accrued expenses                                       (18,709)             -
         Customer deposits                                            (50,953)        30,000
                                                                -------------   -------------
Net cash used in operating activities                                (910,805)       (806,539)

Cash flows from investing activities
   Purchase of property and equipment                                 (28,911)       (194,714)
                                                                -------------   -------------
Net cash used in investing activities                                 (28,911)       (194,714)
                                                                -------------   -------------
Cash flows from financing activities
   Principal paid on long-term debt                                  (450,000)              -
   Principal paid on long-term capital leases                          (4,602)              -
   Cash paid to obtain capital                                        (61,850)
   Cash received on convertible debenture                             350,000               -
   Cash received on sale of convertible preferred stock               458,500               -
   Cash received on sale of common stock                            1,525,533         600,000
                                                                -------------   -------------
Net cash provided by financing activities                           1,817,581         595,942
                                                                -------------   -------------
Increase (Decrease) in Cash                                           877,865        (405,311)

Cash at beginning of year                                             157,316         596,419
                                                                -------------   -------------
Cash at end of year                                             $   1,035,181   $     191,108
                                                                =============   =============

                                  - Continued -



The accompanying notes are an integral
part of these consolidated financial statements.                               6

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                                 Six months      Six months
                                                                    ended           ended
                                                                June 30, 2003   June 30, 2002
                                                                -------------   -------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                               $      16,545   $      37,119
                                                                =============   =============
     Income taxes paid for the period                           $           -   $           -
                                                                =============   =============
Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest payable
       to a shareholder into common stock                       $           -   $     125,000
                                                                =============   =============
     Common stock issued in payment of trade accounts payable   $           -   $     188,855
                                                                =============   =============












The accompanying notes are an integral
part of these consolidated financial statements.                               7

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

                   American Ammunition, Inc. and Subsidiaries

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

                   American Ammunition, Inc. and Subsidiaries

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

6.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, and subsequent thereto, the Company had no warrants and/or options outstanding.

                   American Ammunition, Inc. and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Reclassifications

     Certain amounts in the accompanying financial statements for the quarter ended June 30, 2002 have been reclassified to conform to the Fiscal 2003 presentations.


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


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the separate companies are each entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During each of the respective years ended December 31, 2002 and 2001 and each of the respective six months ended June 30, 2003 and 2002, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.


Note F - Inventory

As of June 30, 2003 and 2002, inventory consisted of the following components:

                                June 30, 2003   June 30, 2002

         Raw materials          $     152,770   $     214,862
         Work in process              149,467         503,377
         Finished goods               156,919          48,420
                                -------------   -------------
         Totals                 $     459,156   $     766,659
                                =============   =============

                   American Ammunition, Inc. and Subsidiaries

Note G - Property and Equipment

Property and equipment consist of the following components:

                                       June 30,         June 30,       Estimated
                                         2003             2002       useful life

   Manufacturing equipment             $6,865,916       $6,655,243      10 years
   Office furniture and fixtures           62,893           50,856       7 years
   Leasehold improvements                 190,028          191,586      20 years
                                       ----------       ----------
                                        7,118,837        6,897,685
   Accumulated depreciation            (3,724,728)      (3,060,828)
                                       ----------       ----------
   Net property and equipment          $3,394,109       $3,836,857
                                       ==========       ==========

Total depreciation expense charged to operations for the six months ended June 30, 2003 and 2002 was approximately $331,427 and $323,223. respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                June 30,        June 30,
                                                  2003            2002
                                                --------        --------
     Manufacturing and processing equipment     $153,400        $153,400
     Less accumulated depreciation               (62,189)        (46,849)
                                                --------        --------
                                                $ 91,211        $106,551
                                                ========        ========

Note H - Working Capital Advance

On March 13, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 for working capital purposes. At La Jolla Cove's sole discretion, the $200,000 may be allocated in any proportion to a) an increase in the principal amount of the debenture and/or b) a prepayment for a future warrant exercise. During the second quarter of 2003, La Jolla made an additional advance of $150,000 and elected to allocate the entire $350,000 in additional funding to the principal balance of the convertible debenture.




                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note I- Capital Leases Payable

Capital leases payable consist of the following as of June 30, 2003 and 2002, respectively:

                                                                   June 30,     June 30,
                                                                     2003        2002
                                                                   --------     --------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued interest,  as of December 31, 2002. Final maturities
occur   between    September   2004   and   December   2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                         $ 12,746     $ 21,655

     Less current maturities                                         (9,507)      (8,365)
                                                                   --------     --------
     Long-term portion                                             $  3,239     $ 13,290
                                                                   ========     ========

Future maturities of capital leases payable are as follows:

                   Year ending
                   December 31           Amount
                   ----------           ---------
                      2003              $  9,507
                      2004                 3,239
                   ----------           ---------
                     Totals             $ 12,746
                   ==========           =========

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

                   American Ammunition, Inc. and Subsidiaries

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

During the second quarter, the Holder made additional cash advances to the Company totaling $350,000 which were applied to the outstanding principal balance on the Debenture.

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

                   American Ammunition, Inc. and Subsidiaries

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

On various dates through June 30, 2003, the Debenture Holder elected to convert an aggregate $75,135, through six (6) separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 1,334,777 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 751,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $751,350.


Note K - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2003 and 2002, respectively:

                                             June 30, 2003       June 30, 2002
                                          # shares   value    # shares     value
Series A Cumulative Convertible Stock       36,000 $160,000     46,000  $230,000
Series B Cumulative Convertible Stock       91,700  458,500          -         -
                                           ------- --------   --------  --------
                                           127,700  618,500     46,000   230,000
                                           =======            ========
Beneficial Conversion Feature Discount              (62,730)                   -
                                                   --------             --------
     Totals                                        $555,770             $230,000
                                                   ========             ========

                   American Ammunition, Inc. and Subsidiaries

Note K - Preferred Stock Transactions - Continued

In September, October and November 2001, the Company sold an aggregate 222,600 shares of $5.00 Series A Convertible Preferred Stock (Series A Preferred Stock) for total proceeds of approximately $1,113,000 through a Private Placement Memorandum. The Series A Convertible Preferred Stock provides for cumulative dividends at a rate of 8.0% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series A Preferred Stock is convertible into 11 shares of the Company's common stock initially at any time after 6 months of the date of issue and prior to the notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events. In December 2001, at the request of the holders of the Series A Preferred Stock, the Company and the individual holders modified the holding period for conversion to allow for conversion in December 2001.

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

In May 2003, the Company sold an aggregate 91,700 shares of $5.00 Series B Convertible Preferred Stock (Series B Preferred Stock) for total proceeds of approximately $458,500 through a separate Private Placement Memorandum. The Series B Convertible Preferred Stock provides for cumulative dividends at a rate of 8.0% per year, payable quarterly, in cash or shares of the Company's common stock at the Company's election. Each share of Series B Preferred Stock is convertible into 11 shares of the Company's common stock initially at any time after 6 months of the date of issue and prior to the notice of redemption at the option of the holder, subject to adjustments for customary anti-dilution events.

                   American Ammunition, Inc. and Subsidiaries

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

                   American Ammunition, Inc. and Subsidiaries

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

                   American Ammunition, Inc. and Subsidiaries

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

In May 2003, the Company issued 1,967 shares of restricted, unregistered common stock in payment of approximately $1,200 in accrued dividends payable on the Company's outstanding Series A Preferred Stock for the quarter ended March 31, 2003.

                   American Ammunition, Inc. and Subsidiaries

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


Note N - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2003 and 2002, respectively, are as follows:

                                      Six  months       Six months
                                        ended              ended
                                     June 30, 2003     June 30, 2002
                                     -------------     -------------
       Federal:
         Current                      $        -        $        -
         Deferred                              -                 -
                                     -------------     -------------
                                               -                 -
                                     -------------     -------------
       State:
         Current                               -                 -
         Deferred                              -                 -
                                               -                 -
                                     -------------     -------------
         Total                        $        -       $         -
                                     =============     =============

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

The Company's income tax expense (benefit) for the six months ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Six months     Six months
                                                         ended         ended
                                                     June 30, 2003 June 30, 2002
                                                     ------------- -------------
Statutory rate applied to loss before income taxes $ (477,000) $ (170,000) Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      477,000       170,000
                                                     ------------- -------------
       Income tax expense                              $        -    $        -
                                                     ============= =============

                   American Ammunition, Inc. and Subsidiaries

Note N - Income Taxes - Continued

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                               June 30, 2003    June 30, 2002
                                               -------------    -------------
     Deferred tax assets - long-term - net      $  2,000,000     $  1,020,000
     Less valuation allowance                     (2,000,000)      (1,020,000)
                                               -------------    -------------
       Net Deferred Tax Asset                   $          -     $          -
                                               =============    =============

During the six months ended June 30, 2003 and 2002, respectively, the valuation allowance increased by approximately $56,000 and $1,020,000.


Note O - Subsequent Events

Subsequent to June 30, 2003, La Jolla elected to convert an aggregate $47,500 in outstanding Debenture principal, through an additional six (6) separate transactions, to restricted, unregistered common stock. This election caused the Company to issue 1,024,757 shares of restricted, unregistered common stock to La Jolla Cove Investors, Inc. Additionally, pursuant to the contract terms, La Jolla Cove Investors, Inc. concurrently exercised a portion of the outstanding Warrant to purchase 475,000 shares of the Company's restricted, unregistered common stock for cash proceeds of $475,000.





                (Remainder of this page left blank intentionally)

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

Given these uncertainties, readers of this quarterly report on Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Overview

We were incorporated on February 1, 2000 in the State of California. American Ammunition, Inc. is a holding company with two operating subsidiaries: F&F Equipment, Inc. and Industrial Plating Enterprise Co.

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

In June 2002, we formed a wholly owned subsidiary, Industrial Plating Enterprise Co., which started production on June 14, 2002. Industrial Plating is a fully licensed and approved electrochemical metallization facility with significant capacity for processing our line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques.

(3)  Results of Operations

Six months ended June 30, 2003 compared to Six months ended June 30, 2002

During the six months ended June 30, 2003, the Company experienced revenues of approximately $898,000 as compared to approximately $707,000 for the first six months ended June 30, 2002. The Company continues to experience positive demand for the Company's products. The second quarter of Calendar 2003 experienced revenue declines over anticipated levels due to Management's efforts towards developing new distribution channels for the Company's products and efforts associated with the development of foreign markets and strategic alliances with foreign producers of products that are not in the Company's catalog and vice versa. It is anticipated that these efforts will be fruitful in the third quarter of 2003.

The Company experienced costs of goods sold of approximately $1,428,000 and $926,000 for the six months ended June 30, 2003 and 2002, respectively. The Company has recognized depreciation expense on production equipment of approximately $329,000 and $320,000, respectively, in the above cost of goods expense totals.

These depreciation levels are anticipated to remain fairly constant for future periods as management does not anticipate any significant capital equipment acquisitions in future periods. Further, the addition of the Industrial Plating Enterprise Co. equipment during 2002 allows us to produce certain components which were previously outsourced to unrelated third parties.

For the six months ended June 30, 2003 and 2002, respectively, we have generated a negative gross profit of approximately $(530,000), or (59.06%), and approximately $(219,000), or (30.98%). We anticipate that with continued demand for our product, lower production costs being experienced from internally generated plating activities and adequate liquidity, we should be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002, management has developed a new model for the pricing of its products to its customers. It is anticipated that this pricing model coupled with adquate sales volumes will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

The Company experienced nominal research and development expenses during the six months ended June 30, 2003 and 2002 related to the development of a new patent-pending projectile for use in ammunition specifically for the public safety and security marketplace, especially in the rapidly expanding U. S. Air Marshall program and other product improvements.

Other general and administrative expenses increased from approximately $290,000 for the first six months of 2002 to approximately $845,000 for the first six months of 2003 as a result of increased activity related to interest expense on the Company's Convertible Debenture and Long-term Debt and increased rent and operating expenses in the Company's IPE subsidiary. Included in the charges to operations for the six months ended June 30, 2003 is approximately $354,000 related to non-cash charges for the economic effect of the issuance of common stock in redemption of the Convertible Debenture at calculated prices below the "fair value" of the Company's stock at the time of issuance.

The Company recognized a net loss of approximately $(1,404,000) and $(499,000) for the respective six month periods ended June 30, 2003 and 2002, respectively, or $(0.02) and $(0.01) per share.

(4)  Liquidity and Capital Resources

As of June 30, 2003, December 31, 2002, and June 30, 2002, respectively, the Company had working capital of approximately $1,035,000, $56,000, and $191,000.

The Company has generated (used) cash in operating activities of approximately $(911,000), $(1,111,000) and $(807,000) during the six months ended June 30,
2003, the year ended December 31, 2002 and the six months ended June 30, 2002. The most significant use of cash during the six months ended June 30, 2003 was was related to the support of the Company's operations in light of sales volumes that have not reached the Company's break even point.

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

On March 13, 2003 and May 6, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 and $150,000, respectively, for working capital purposes. During the second quarter of 2003, La Jolla elected to allocate the entire $350,000 in additional funding to the principal balance of the convertible debenture.

On various dates through June 30, 2003, the Debenture Holder elected to convert an aggregate $75,135, through six (6) separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 1,334,777 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 751,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $751,350.

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

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On or about May 27, 2003, the Company issued an aggregate 1,967 shares of restricted, unregistered common stock to six (6) separate holders of the Company's Series A Preferred Stock in payment of $1,200 in accrued dividends payable as of December 31, 2002. This transaction was made at a price of $0.61 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The Company relied upon Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.

On various dates through June 30, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, elected to convert an aggregate $75,135 in outstanding Debenture principal, through six (6) separate transactions, to restricted, unregistered common stock. This election caused the Company to issue 1,334,777 shares of restricted, unregistered common stock to La Jolla Cove Investors, Inc. Additionally, pursuant to the contract terms, La Jolla Cove Investors, Inc. concurrently exercised a portion of the outstanding Warrant to purchase 751,350 shares of the Company's restricted, unregistered common stock for cash proceeds of $751,350.

Subsequent to June 30, 2003, La Jolla elected to convert an aggregate $47,500 in outstanding Debenture principal, through an additional six (6) separate transactions, to restricted, unregistered common stock. This election caused the Company to issue 1,024,757 shares of restricted, unregistered common stock to La Jolla Cove Investors, Inc. Additionally, pursuant to the contract terms, La Jolla Cove Investors, Inc. concurrently exercised a portion of the outstanding Warrant to purchase 475,000 shares of the Company's restricted, unregistered common stock for cash proceeds of $475,000.

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

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.



Dated: August 12, 2003                                   /s/ Andres Fernandez
                                                        ------------------------
                                                                Andres Fernandez
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director