Form 10QSB
period 2003-09-30
AMERICAN AMMUNITION INC/FL
filed 2003-11-14
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 21, 2003:

Transitional Small Business Disclosure Format (check one):    YES [_]   NO [X]

                            American Ammunition, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       23

  Item 3   Controls and Procedures                                         27


Part II - Other Information

  Item 1   Legal Proceedings                                               28

  Item 2   Changes in Securities                                           28

  Item 3   Defaults Upon Senior Securities                                 28

  Item 4   Submission of Matters to a Vote of Security Holders             28

  Item 5   Other Information                                               28

  Item 6   Exhibits and Reports on Form 8-K                                29


Signatures                                                                 29

                                     Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                               September 30,    September 30,
                                                                   2003             2002
                                                               ---------------  -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $   1,347,532   $   238,695
   Accounts receivable - trade, net allowance for
     doubtful accounts of $-0- and $-0-, respectively                 288,503       232,821
   Inventory                                                          651,097       554,369
   Prepaid expenses                                                    36,421        19,647
                                                                -------------   -------------

     Total Current Assets                                           2,323,553     1,045,532
                                                                -------------   -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                          6,895,850     6,683,688
   Office furniture and fixtures                                       62,893        50,907
   Leasehold improvements                                             190,028       193,606
                                                                -------------   -------------
                                                                    7,148,771     6,928,201
   Accumulated depreciation                                        (3,891,321)   (3,224,315)
                                                                -------------   -------------

     Net Property and Equipment                                     3,257,450     3,703,886
                                                                -------------   -------------


Other Assets
   Deposits and other                                                  77,860        77,860
                                                                -------------   -------------

     Total Other Assets                                                77,860        77,860
                                                                -------------   -------------

TOTAL ASSETS                                                    $   5,658,863   $ 4,827,278
                                                                =============   =============


                                  - Continued -




               The financial information presented herein has been
                      prepared by management without audit
                  by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                               September 30,    September 30,
                                                                   2003             2002
                                                               ---------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to a bank                                      $           -   $         -
   Current maturities of leases payable                                 9,507         8,365
   Customer deposits                                                    4,100        30,000
   Accounts payable - trade                                           471,085       383,777
   Working capital advance                                            400,000             -
   Accrued payroll payable                                             28,810             -
   Accrued dividends payable                                           34,261             -
                                                                -------------   -------------

     Total Current Liabilities                                        947,763       422,142

Long-Term Liabilities
   Note payable to a bank                                                   -       650,000
   Capital leases payable                                                 828        11,175
                                                                -------------   -------------

     Total Liabilities                                                948,591     1,083,317
                                                                -------------   -------------

Commitments and Contingencies

Convertible Debenture                                                 431,365             -
                                                                -------------   -------------

Mandatory Convertible Preferred Stock
   net of Beneficial Conversion Discount Feature
     123,700 and 46,000 shares issued and outstanding                 602,610       230,000
                                                                -------------   -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                -              -
     1,000,000 shares allocated to Series B                                -              -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     62,718,137 and 54,114,560
     shares issued and outstanding                                    62,718         54,115
   Additional paid-in capital                                     19,961,671     16,052,506
   Accumulated deficit                                           (16,348,092)   (12,592,660)
                                                                -------------   -------------

   Total Stockholders' Equity                                      3,676,297      3,513,961
                                                                -------------   -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                         $   5,658,863   $ 4,827,278
                                                                =============   =============



               The financial information presented herein has been
                      prepared by management without audit
                  by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                              Nine months       Nine months     Three months      Three months
                                                 ended             ended           ended             ended
                                             September 30,      September 30,   September 30,     September 30,
                                                 2003              2002              2003              2002
                                             ---------------  ----------------  ----------------  -------------
Revenues                                     $     1,215,717  $      1,277,454  $        317,729  $     570,320
                                             ---------------  ----------------  ----------------  -------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                       1,713,888         1,236,388           614,748        630,484
   Depreciation                                      494,633           483,537           165,464        163,238
                                             ---------------  ----------------  ----------------  -------------
      Total Cost of Sales                          2,208,521         1,719,925           780,212        793,722
                                             ---------------  ----------------  ----------------  -------------

Gross Profit                                        (992,804)         (442,471)         (462,483)      (223,402)
                                             ---------------  ----------------  ----------------  -------------

Operating Expenses
   Research and development expenses                   9,208             2,851             8,824          2,200
   Marketing and promotion expenses                   30,350            13,842            16,835          6,276
   Other operating expenses                          788,599           488,257           330,127        270,126
   Interest expense                                   26,270            76,060             9,725         14,941
   Depreciation expense                                3,387             3,061             1,129            248
   Compensation expense related to
      common stock issuances at less
      than "fair value"                              736,102            11,346           371,798         11,346
                                             ---------------  ----------------  ----------------  -------------
      Total Operating Expenses                     1,593,916           595,417           738,498        305,137
                                             ---------------  ----------------  ----------------  -------------

Loss from Operations                              (2,586,720)       (1,037,888)       (1,200,981)      (528,539)

Other Income (Expense)
   Interest and other income                           2,594            11,048                 -            515
   Amortization of Beneficial
      Conversion Feature Discount
      on Preferred Stock                             (77,787)                -           (46,839)             -
                                             ---------------  ----------------  ----------------  -------------
Loss before Income Taxes                          (2,661,913)       (1,026,840)       (1,247,820)      (528,024)
Provision for Income Taxes                                 -                 -                 -              -
                                             ---------------  ----------------  ----------------  -------------

Net Loss                                          (2,661,913)       (1,026,840)       (1,247,820)      (528,024)
Other Comprehensive Income                                 -                 -                 -              -
                                             ---------------  ----------------  ----------------  -------------

Comprehensive Loss                           $    (2,661,913) $     (1,026,840) $     (1,247,820) $    (528,024)
                                             ===============  ================  ================  =============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted     $         (0.04) $          (0.02) $          (0.02) $       (0.01)
                                             ===============  ================  ================  =============
Weighted-average number of
   common shares outstanding                      59,222,995        51,885,746        61,683,424     53,395,558
                                             ===============  ================  ================  =============

               The financial information presented herein has been
                      prepared by management without audit
                  by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                                  Nine months   Nine months
                                                                     ended          ended
                                                                 September 30,  September 30,
                                                                     2003           2002
                                                                 -------------- -------------
Cash flows from operating activities
   Net loss for the year                                         $   (2,661,913)$  (1,026,840)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    498,020       486,598
       Amortization of Beneficial Conversion Feature
         Discount on Preferred Stock                                     77,787             -
       Compensation expense related to common stock
         issuances at less than "fair value"                            736,102        11,346
       Common stock issued for fees and services                              -        50,520
       (Increase) Decrease in
         Accounts receivable                                           (257,215)     (232,821)
         Inventory                                                     (266,283)     (239,628)
         Prepaid expenses, deposits and other                           (17,030)      (13,739)
       Increase (Decrease) in
         Accounts payable - trade                                        56,175       102,089
         Other accrued expenses                                          10,101             -
         Customer deposits                                              (76,853)       30,000
                                                                 -------------- -------------
Net cash used in operating activities                                (1,901,109)     (832,475)
                                                                 -------------- -------------

Cash flows from investing activities
   Purchase of property and equipment                                   (58,845)     (225,229)
                                                                 -------------- -------------
Net cash used in investing activities                                   (58,845)     (225,229)
                                                                 -------------- -------------

Cash flows from financing activities
   Funding of working capital advance                                   400,000             -
   Principal paid on long-term debt                                    (450,000)     (300,000)
   Principal paid on long-term capital leases                            (7,013)       (6,173)
   Cash paid to obtain capital                                          (61,850)            -
   Cash received on convertible debenture                               350,000             -
   Cash received on sale of convertible preferred stock                 458,500             -
   Cash received on sale of common stock                              2,460,533     1,006,153
                                                                 -------------- -------------
Net cash provided by financing activities                             3,150,170       699,980
                                                                 -------------- -------------

Increase (Decrease) in Cash                                           1,190,216      (357,724)

Cash at beginning of year                                               157,316       596,419
                                                                 -------------- -------------

Cash at end of year                                              $    1,347,532 $     238,695
                                                                 ============== =============


                                  - Continued -


               The financial information presented herein has been
                      prepared by management without audit
                  by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                                  Nine months   Nine months
                                                                     ended          ended
                                                                 September 30,  September 30,
                                                                     2003           2002
                                                                 -------------- -------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                $       26,170 $      52,060
                                                                 ============== =============
     Income taxes paid for the period                            $            - $           -
                                                                 ============== =============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest payable
       to a shareholder into common stock                        $            - $     125,000
                                                                 ============== =============
     Common stock issued in payment of trade accounts payable    $            - $     188,855
                                                                 ============== =============







               The financial information presented herein has been
                      prepared by management without audit
                  by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

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

     The Company ships all product on either an FOB-Plant or FOB-Destination basis. Accordingly, revenue is recognized by the Company at the point at which title to the product passes at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

3.   Inventory

     Inventory consists of raw materials, work-in-process and finished goods related to the production and sale of small arms ammunition. Inventory is valued at the lower of cost or market using the first-in, first-out method.

4.   Property, plant and equipment

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method, generally three (3) to twenty (20) years.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

6.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, and subsequent thereto, the Company had no warrants and/or options outstanding.

                   American Ammunition, Inc. and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Reclassifications

     Certain amounts in the accompanying financial statements for the quarter ended September 30, 2002 have been reclassified to conform to the Fiscal 2003 presentations.


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


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the separate companies are each entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During each of the respective years ended December 31, 2002 and 2001 and each of the respective nine months ended September 30, 2003 and 2002, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.


                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note F - Inventory

As of September 30, 2003 and 2002, inventory consisted of the following components:

                                   September 30,        September 30,
                                       2003                 2002
                                   -------------        -------------

         Raw materials             $     205,818        $     207,574
         Work in process                 246,477              264,048
         Finished goods                  198,802               82,747
                                   -------------        -------------

         Totals                    $     651,097        $     554,369
                                   =============        =============


Note G - Property and Equipment

Property and equipment consist of the following components:

                                    September 30,    September 30,   Estimated
                                        2003             2002        useful life
                                    -------------- --------------- -------------

   Manufacturing equipment          $    6,895,850 $     6,683,688  5 - 10 years
   Office furniture and fixtures            62,893          50,907  3 - 7 years
   Leasehold improvements                  190,028         193,606  8 - 20 years
                                    -------------- ---------------
                                         7,148,771       6,928,201
   Accumulated depreciation             (3,891,321)     (3,224,315)
                                    -------------- ---------------

   Net property and equipment       $    3,257,450 $     3,703,866
                                    ============== ===============

Total  depreciation  expense  charged to  operations  for the nine months  ended
September   30,  2003  and  2002  was   approximately   $498,020  and  $486,598.
respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                               September 30,    September 30,
                                                   2003            2002
                                               -------------    -------------

     Manufacturing and processing equipment    $    153,400     $     153,400
     Less accumulated depreciation                  (66,024)          (50,694)
                                               -------------    -------------
                                               $     87,376     $     106,551
                                               =============    =============



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

On August 5, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $400,000 for working capital purposes as an advance against future exercise against the outstanding warrant. On October 9, 2003, La Jolla Cove Investors, Inc. and the Company negotiated an addendum to the Convertible Debenture and Warrant to Purchase Common Stock whereby La Jolla would receive 2,200,000 shares of common stock in satisfaction of the $400,000 working capital advance.


Note I- Capital Leases Payable

Capital leases payable consist of the following as of September 30, 2003 and 2002, respectively:

                                                               September 30,    September 30,
                                                                  2003             2002
                                                               -------------    -------------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued interest,  as of December 31, 2002. Final maturities
occur   between    September   2004   and   December   2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                     $    10,335      $    19,540

     Less current maturities                                        (9,507)          (8,365)
                                                               -------------    -------------

     Long-term portion                                         $       828      $    11,175
                                                               =============    =============

Future maturities of capital leases payable are as follows:

               Year ending
               December 31      Amount
               -----------      --------

                  2003          $  9,507
                  2004               828
                                --------

                 Totals         $ 10,335
                                ========

                   American Ammunition, Inc. and Subsidiaries

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

During the second quarter of Calendar 2003, the Holder made additional cash advances to the Company totaling $350,000 which were applied to the outstanding principal balance on the Debenture.

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

The Company was obligated to file a Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3. This Registration Statement was declared effective by the U. S. Securities and Exchange Commission on May 14, 2003.

                   American Ammunition, Inc. and Subsidiaries

Note J- Convertible Debenture - Continued

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

                   American Ammunition, Inc. and Subsidiaries

Note J- Convertible Debenture - Continued

On various dates through September 30, 2003, the Debenture Holder elected to convert an aggregate $168,635, through 21 separate transactions, in outstanding Debenture principal into common stock. This election caused the Company to issue 3,301,906 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,686,350 shares of the Company's common stock for gross proceeds of $1,686,350.


Note K - Preferred Stock Transactions

Preferred stock consists of the following as of September 30, 2003 and 2002, respectively:

                                              September 30, 2003      September 30, 2002
                                              ------------------      ------------------
                                              # shares   value       # shares    value
                                              -------- ---------     --------  ---------
Series A Cumulative Convertible Stock           32,000 $ 160,000       46,000  $ 230,000
Series B Cumulative Convertible Stock           91,700   458,500            -          -
                                              -------- ---------     --------  ---------
                                               123,700   618,500       46,000    230,000
                                                       =========               =========
Beneficial Conversion Feature Discount                   (15,890)                      -
                                                       ---------               ---------

     Totals                                            $ 602,610               $ 230,000
                                                       =========               =========

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

In January 2003, three separate holders of an aggregate 9,000 shares of Series A Preferred Stock exercised their conversion rights and converted these shares of Series A Preferred stock into 99,000 shares of restricted, unregistered common stock.

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

During the period from July 1, 2003 through September 30, 2003, the Company issued an aggregate 2,902,129 shares of common stock, in 15 separate transactions, in exchange for the redemption of approximately $93,500 in outstanding debenture balance and approximately $935,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $317,539 during this time period.


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

                   American Ammunition, Inc. and Subsidiaries

Note N - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2003 and 2002, respectively, are as follows:

                                Nine months     Nine months
                                  ended           ended
                                September 30,   September 30,
                                   2003            2002
                                -------------   -------------
       Federal:
         Current                $     -           $     -
         Deferred                     -                 -
                                -------           -------
                                      -                 -
                                -------           -------
       State:
         Current                      -                 -
         Deferred                     -                 -
                                -------           -------
                                      -                 -
                                -------           -------
         Total                  $     -           $     -
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

The Company's income tax expense (benefit) for the nine months ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                          Nine months   Nine months
                                                             ended         ended
                                                         September 30,  September 30,
                                                             2003           2002
                                                         ------------   -------------
Statutory rate applied to loss before income taxes       $  (902,000)   $   (350,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            -               -
     Other, including reserve for deferred tax asset         902,000         350,000
                                                         -----------    ------------

       Income tax expense                                $         -    $          -
                                                         ===========    ============

                   American Ammunition, Inc. and Subsidiaries

Note N - Income Taxes - Continued

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002, respectively:

                                               September 30,    September 30,
                                                   2003              2002
                                               -------------    -------------

     Deferred tax assets - long-term - net     $   3,000,000    $   2,150,000
     Less valuation allowance                     (3,000,000)      (2,150,000)
                                               -------------    -------------

       Net Deferred Tax Asset                  $           -    $           -
                                               =============    =============

During the nine months ended September 30, 2003 and 2002, respectively, the valuation allowance increased by approximately $750,000 and $950,000.


Note O - Subsequent Events

On October 20, 2003, the Company issued an aggregate 38,366 shares of restricted, unregistered common stock in payment of accrued dividends on the issued and outstanding Series A and Series B Convertible Preferred Stock.







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

(2)  Description of Business

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

(3)  Significant Developments

During the third quarter of 2003, the Company's operations experienced the negative impact of a lower than anticipated or budgeted purchases by Elliot Brothers, a significant customer.

However, during this same time period, the Company has entered into a strategic alliance with Israel Military Industries (IMI), an entity owned by the State of Israel, for the cross-production and sale of various small arms ammunition. This alliance is anticipated to greatly expand the Company's catalog of products and assist in utilizing existing production capacity.

The Company has executed a private labeling agreement with Century International Arms, Inc. (Century). Under this agreement, the Company will produce it's standard catalog of small arms ammunition plus one specialty small arms cartridge to Century's specifications for packaging in Century's designated labeling. This agreement will require no modifications to the Company's production line and will not require the addition of supplemental personnel or equipment. The initial shipment under this agreement is for an aggregate 2,010,000 rounds of ammunition at selling prices of $81.00 to $120.00 per 1,000 rounds, as defined in this agreement. The agreement is for an initial period of nine (9) months and covers periodic orders/shipments of an aggregate 13,670,000 rounds of ammunition from the Company's standard catalog of products and 1,000,000 of the specialty rounds made to Century's specifications.

Additionally, the Company has been awarded three (3) separate contracts from various departments of the U. S. Government. Each contract is for an initial term of one year (commencing between April 24, 2003 and September 30, 2003) with four (4) successive individual one-year extension options. The contracts are summarized as follows:

Contract 1:    U. S. Department of State. Minimum annual volume of approximately
               100,000 rounds of military grade small arms  ammunition.  Maximum annual volume of approximately  5,000,000 rounds.  Maximum volume may be increased at the discretion of the Contracting Officer and respective  utilization  requirements.  Through October 22, 2003, the Company has  received  firm  orders for  2,265,000  rounds of ammunition  under this contract and has  approximately  1,265,000 rounds ready for shipment. The ammunition under this contract will be subject to the strategic alliance with Israel Military
               Industries (IWI).

Contract 2:    U. S.  Department  of  Energy.  This  contract  covers  seven (7)
               separate products in the Company's  standard catalog of products.
               The U. S.  Department  of  Energy is  obligated  to  purchase  an aggregate of 4,549,000  rounds of ammunition under this contract.
               Through October 22, 2003, the Company has not shipped any product
               under  this  contract.   Management   anticipates   that  initial
               shipments under this contract will commence on or before November
               30, 2003.

Contract 3:    U. S. Department of Homeland Security.  This contract covers four
               (4) separate  products being introduced to the Company's  catalog
               through  the   strategic   alliance  with  IMI  and  requires  no
               modifications to the Company's production facilities or additions to the labor force.  The minimum annual volume is 1,000 rounds of each product and a maximum  annual volume of 9,600,000  rounds of two  (2)  products  and  36,000,000  of  the  remaining  two  (2)
               products. Management anticipates the first shipment of 4,000 rounds of first article samples, as defined in the contract, on or before October 30, 2003 and shipments of production product to commence on or before November 30, 2003.


(4)  Results of Operations

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002

During the nine months ended September 30, 2003, the Company recognized net revenues of approximately $1,216,000 as compared to net revenues of approximately $1,277,000 for the same period ended September 30, 2002. The Company continues to experience positive demand for the Company's products and is taking all steps necessary to lower demand on significant customers from prior years, expand the Company's customer base and consummate various short and long-term contracts with various governmental and private sector entities. The third quarter of Calendar 2003 experienced revenue declines over anticipated levels as previously discussed due to lower than anticipated order quantities from a significant customer and management's continued efforts towards developing new distribution channels for the Company's products and efforts associated with the development of foreign markets and strategic alliances with foreign producers of products that are not in the Company's catalog and vice versa. These efforts were fruitful in the third quarter of 2003 and should yield positive impacts on the Company's operations in future periods.

The Company experienced costs of goods sold of approximately $2,209,000 and $1,720,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company has recognized depreciation expense on production equipment of approximately $495,000 and $484,000, respectively, in the above cost of goods expense totals.

These depreciation levels are anticipated to remain fairly constant for future periods as management does not anticipate any significant capital equipment acquisitions in future periods. Further, the addition of the Industrial Plating Enterprise Co. equipment during 2002 allows us to produce certain components which were previously outsourced to unrelated third parties.

For the nine months ended September 30, 2003 and 2002, respectively, we have generated a negative gross profit of approximately $(993,000), or (81.66%), and approximately $(442,000), or (34.64%). The increase in cost of sales expenditures during the first nine months of Calendar 2003 are attributable to increased labor costs in establishing a second shift , scheduled maintenance and repairs on equipment and machinery to be able to support the anticipated throughput of product through the Company's production facilities and general inflationary increases in consumable supplies and other direct costs of the manufacturing process. We anticipate that with continued demand for our product, lower production costs being experienced from internally generated plating activities and adequate liquidity, we should be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002, management has developed a new model for the pricing of its products to its customers. It is anticipated that this pricing model coupled with the sales volumes to be generated from the new contracts and strategic alliances previously discussed will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

The Company  experienced  research  and  development  expenses of  approximately
$9,200 and $2,900 during the respective nine month periods ended September 30, 2003 and 2002 related to the development of a new patent- pending reduced hazard projectile for use in ammunition specifically for the public safety and security marketplace, testing of various products related to the new strategic alliance with IMI and the development of the specialty small arms cartridge for Century International Arms, Inc.

Other general and administrative expenses increased from approximately $595,000 for the first nine months of 2002 to approximately $1,594,000 for the first nine months of 2003 as a result of increased activity related to interest expense on the Company's Convertible Debenture and Long-term Debt and increased rent and operating expenses in the Company's IPE subsidiary. Included in the charges to operations for the nine months ended September 30, 2003 and 2002, respectively, is approximately $736,000 and $11,300 related to non-cash charges for the economic effect of the issuance of common stock in redemption of the Convertible Debenture at calculated prices below the "fair value" of the Company's stock at the time of issuance. In terms of true direct general and administrative expenses, the year-to-date expenses for Calendar 2003 of approximately $857,800 compare favorably to the 584,000 for the same period of Calendar 2002. The primary  increases  are  due to  increases  salaries  and  wages,  group  health insurance, general liability insurance costs, engagement of an investor relations firm and general increases in amounts paid for various goods and services necessary to support the Company's operations.

The Company recognized a net loss of approximately $(2,662,000) and $(1,027,000) for the respective nine month periods ended September 30, 2003 and 2002, respectively, or $(0.04) and $(0.02) per share.

(5)  Liquidity and Capital Resources

As  of  September  30,  2003,   December  31,  2002,  and  September  30,  2002,
respectively, the Company had working capital of approximately $1,348,000, $56,000, and $239,000.

The Company has generated (used) cash in operating activities of approximately $(1,901,000), $(1,111,000) and $(832,000) during the nine months ended September 30, 2003, the year ended December 31, 2002 and the nine months ended September 30, 2002. The most significant use of cash during the nine months ended September 30, 2003 was related to the support of the Company's operations in light of sales volumes that have not reached the Company's break even point.

(6)  Convertible Debenture

On October 4, 2002, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (La Jolla) for the sale of a $250,000 8% convertible debenture and a warrant to purchase up 30,000,000 shares of our common stock. The debenture bears interest at 8% and matures two years from the date of issuance.

In December 2002, the Company and La Jolla, the Debenture and/or Warrant Holder, amended the above-referenced debenture and warrants as follows:

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

We were obligated to file a Registration Statement under the Securities Act of 1933 to register the underlying conversion shares on either Form SB-2 or S-3 and have said Registration Statement effective no later than 120 days after October 4, 2002. Our Registration Statement on Form SB-2 was deemed effective by the U.
S. Securities and Exchange Commission on May 14, 2003 at 1:00 pm EDT.

La Jolla has contractually committed to convert not less than 5.0% and not more than 10.0% of the original face value of the Debenture monthly beginning the month after the effective date of the Registration Statement and is required to concurrently exercise warrants and purchase shares of common stock equal to ten
(10) times the number of shares of common stock issued to La Jolla upon the respective mandatory conversion of the Debenture.

La Jolla has further contractually agreed to restrict its ability to convert the Debenture or exercise their warrants and receive shares of our common stock such that the number of shares held them or their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

In the event an election to convert is made and the volume weighted average price of our common stock is below $0.30 per share, we have the right to prepay any portion of the outstanding Debenture that was elected to be converted, plus any accrued and unpaid interest, at 125.0%.

La Jolla could have demanded repayment of the Debenture of 125.0% of the face amount outstanding, plus all accrued and unpaid interest, in cash at any time prior to May 14, 2003, the date that underlying Registration Statement under the Securities Act of 1933 was declared effective by the U. S. Securities and Exchange Commission, within 3 business days of such demand. If the repayment was accelerated, we were obligated to issue La Jolla 25,000 shares of common stock and $10,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $15,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

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

On various dates between May 7, 2003 and June 30, 2003, La Jolla elected to convert an aggregate $75,135, through six (6) separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 1,334,777 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 751,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $751,350.

During the period from July 1, 2003 through September 30, 2003, the Company issued an aggregate 2,902,129 shares of common stock, in 15 separate transactions, to La Jolla in exchange for the redemption of approximately $93,500 in outstanding debenture balance and approximately $935,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $317,539 during this time period.


(7)  Research and Development

We may significantly increase our spending on research and development activities during the remainder of Calendar 2003 and into Calendar 2004 based upon our estimation of consumer and governmental demand for new products into the ammunition marketplace. Over the next 12 calendar months, we may complete the design, development and introduction of our new patent-pending reduced hazard projectile for use in ammunition specifically for the public safety and security marketplace, or work with our strategic alliance partner for the modification and integration of existing products in the marketplace to our product catalog.

Further, additional ammunition calibers and/or projectiles may be developed by us or in conjunction with our strategic alliance partners, depending upon market research, acceptance in the marketplace of existing products and production capabilities.

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

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

During the period from July 1, 2003 through September 30, 2003, the Company issued an aggregate 2,902,129 shares of common stock, in 15 separate transactions, to La Jolla Cove Investors, Inc. in exchange for the redemption of approximately $93,500 in outstanding debenture balance and approximately $935,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $317,539 during this time period.

On October 20, 2003, the Company issued an aggregate 38,366 shares of restricted, unregistered common stock in payment of accrued dividends on the issued and outstanding Series A and Series B Convertible Preferred Stock.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has submitted no matters to a vote of the Shareholders during the preceding three or twelve month periods.

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

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits

Number      Description
------      -------------------------------
31.1   *    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1   *    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed Herewith


   Reports on Form 8-K

     None






                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Ammunition, Inc.


Dated: October 28, 2003                  /s/ Andres F. Fernandez
                                         ----------------------------------
                                         Andres F. Fernandez
                                         President, Chief Executive Officer
                                         Chief Financial Officer and Director