Form 10KSB
period 2003-12-31
AMERICAN AMMUNITION INC/FL
filed 2004-03-30
CIK 1123648

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes [X] No [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State registrant's revenues for its most recent fiscal year. $1,984,997


The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2003 was $10,786,078.24 based upon 66,893,628 shares outstanding of which 38,521,708 was held by non-affiliates and a share price of $0.28. No non-voting common equity is outstanding.

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

La Jolla Cove Investors

On October 4, 2002, the Company issued an 8.0% Convertible Debenture (Debenture) in the face amount of $250,000 and a Warrant which requires the Holder to purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder on conversion of the Debenture. In no event shall the number of shares issued under the Warrant exceed 30,000,000.

During the second quarter of Calendar 2003, the Holder made additional cash advances to the Company totaling $350,000 which were applied to the then outstanding principal balance on the Debenture.

The Debenture bears interest at 8.0% and matures on October 4, 2004. The full principal amount of the Debenture is due upon default, as defined in the Debenture agreement. The Debenture interest is payable monthly in arrears commencing on November 15, 2002.

At December 31, 2003 and 2002, respectively, the outstanding balance on the Debenture was approximately $391,365 and $250,000.

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

On various dates through December 31, 2003, the Debenture Holder elected to convert an aggregate $208,635, through 24 separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 4,561,753 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 2,086,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $2,086,350.

As of December 31, 2003, pursuant to the conversion terms of the Debenture, the Debenture Holder was approximately $77,500 in arrears in the contractually obligated conversions, and accordingly, the related mandatory warrant exercise of approximately $775,000.

Preferred Stock Transactions

Preferred stock consists of the following as of December 31, 2003 and 2002, respectively:

                                               December 31, 2003          December 31, 2002
                                               -----------------          -----------------
                                            # shares        value      # shares        value
                                            --------        -----      --------        -----
Series A Cumulative Convertible Stock       12,000       $  60,000       41,000      $ 205,000
Series B Cumulative Convertible Stock       91,700         458,500            -              -
                                           -------       ---------     --------      ---------
                                           103,700       $ 518,500       41,000      $ 205,000
                                           =======       =========     ========      =========

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

In October 2003, in a separate transaction, the Company sold 2,200,000 shares of restricted, unregistered common stock to the Debenture Holder for cash proceeds of approximately $400,000, or approximately $0.18 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The cash proceeds of this transaction were used to provide working capital and support operations.

In October 2003, the Company issued an aggregate 1,659,847 shares of common stock, in 3 separate transactions, in exchange for the redemption of approximately $40,000 in outstanding debenture balance and approximately $400,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $146,189 during this time period.

In October 2003, the Company issued an aggregate 37,866 shares of restricted, unregistered common stock in payment of approximately $16,710 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarters ended June 30, 2003 and September 30, 2003, collectively.

Long-Term Debt Payable to a Bank

On June 28, 2001, the Company executed a $950,000 note payable to a financial institution. This note bore interest at the Wall Street Journal published prime rate plus 2.0%.

During Calendar 2002, the Company made five (5) lump-sum principal reductions aggregating $500,000 to the outstanding balance on this note. As of December 31, 2002, the Company owed $450,000 on this note. Upon each lump-sum payment, the Company executed a modification to the payment terms on the note.

During Calendar 2003, the Company made two (2) lump-sum principal reductions aggregating $450,000 to the outstanding balance on this note. As of March 31, 2003, this note was retired in full.

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

We began as an assembler and re-loader of ammunition in several calibers. As we grew, management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Our founders invested heavily in research and development, equipment, and technology and focused on increasing our market share. As a result, we continued manufacturing our initial calibers along with special order ammunition for the Department of Defense. Further streamlining of the operations resulted in the manufacture of the current ammunition product line: 9 millimeter, .45 automatic, .380 automatic, .32 automatic, .40 Smith and Wesson, 38 Special, 30 carbine, 223 Remington, 38 Super, .44 Special and 32 Smith and Wesson Long . We have also added .44 Magnum, ..308, .50 AE and .50 caliber manufacture in Israel and shipped to the Company for distribution under the Company's brand name. We have identified these products as having the largest share of the market for the next several years.

We sell our products into both domestic and foreign markets. At this time, our domestic sales are made to both private sector entities and governmental agencies, principally Federal. Our international sales are, at this time, made solely to foreign governments, principally for military use. During Calendar 2003 and 2002, our sales were approximately 93.8% and 100.0% domestic and approximately 6.2% and 0.0% international. We anticipate the international governmental portion of our business to grow in future periods; however, we do not anticipate our international business to outgrow our domestic sales.

Equipment and Production Line Capabilities

American Ammunition owns all the equipment necessary to take the raw material from cup, lead, primer and powder, to the finished product, a loaded round of ammunition. The process of manufacturing diverse calibers of ammunition is extremely complex and requires tolerances of +/- .0005" to be maintained throughout the process.

Our technology and equipment enable us to produce a large variety of handgun and rifle ammunition. We have a machine shop and maintains our own testing and quality assurance equipment and program. Ammunition is a performance-based product. Therefore, after the manufacturing process is complete, the ammunition must comply with specific protocols such as velocity, accuracy, and pressure. We purchase raw materials in bulk and strive to take advantage of prepayment discounts to produce significant savings in the manufacturing process. There are and have been instances when discounts have been and may be missed due to cash flow restrictions.

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

In 2003 and 2004 we acquired equipment which will allow us to expand our production capacity in areas which they have traditionally been slower than other areas of our manufacturing process. The acquisition of additional presses, for example, has helped us to balance out our assembly line process so that all portions of our projectiles are manufactured in time with each other. We hope this will cut our manufacturing and labor costs and as a result, make us more efficient at producing small arms ammunition.

We also recently acquired laser gauging computer equipment for the purpose of improving and automating quality control processes. This newly acquired equipment, when added to the production line, will automatically eject bad projectiles from the assembly line. This should further improve the final products we produce and cut labor costs associated with manual inspection of product.

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

Marketing and Sales Distribution

Traditionally, American Ammunition has had a domestic sales network of distributors and sales representatives. In the past, Ellett Brothers, Inc. accounted for large portions of the Company's total sales for fiscal year 2001, 2002 and even 2003. However, in first quarter 2004, the Company launched its Dealer Direct Program and hired Paul Goebel as its National Sales Manager. In doing so, the Company has completely revamped the way it distributes and sells its products domestically.

In essence, the Company cut out the "middle man" distributor by offering its products directly to and soliciting orders directly from the 66,000 licensed dealers in the United States. In doing this, the Company may offer its products to dealers cheaper than dealers would otherwise obtain them from distributors, while increasing the Company's profit margins as well. It also eliminates a second freight charge from the distributor to the dealer, as product is shipped directly from the manufacturer to the dealer.

The Company's marketing strategy consists of several new key features to attract dealers directly to the Company, rather than to a distributor. First, the Company is offering "net 60" day credit terms to smaller dealers, who would ordinarily be forced to pay for product up front. The Company has developed a screening process for qualifying these smaller dealers on an individual basis. Although offering net 60 credit terms to dealers results in increased risk to the Company in its account receivables as compared to payment in advance, the Company has exponentially diversified its receivables (and therefore its credit risk) from thirteen (13) main distributors to potentially thousands of individual dealers.

Secondly, the Company now offers free freight (shipping) to dealers on certain orders which exceed a specified amount. Shipping of small arms ammunition has always been a large portion of the cost passed to consumers as the product is heavy and requires extra care in shipping. The Company has determined that it can ship its products at a reduced rate in quantity and offers free shipping as an incentive on qualified orders. As previously, explained, a second freight charge has also been avoided by eliminating the distributor from the transaction.

Additionally, the Company's increasing automation and dealer direct program have considerably sped up the time it takes to provide a dealer with demanded product. Company management has become aware of an unfulfilled need of dealers to be provided with almost instant gratification when demand at retail establishments increases. Many dealers have communicated with the Company complaining that it took their distributors too long to provide them with additional product supply when demand dictated. The Company believes that its new distribution strategy complimented with recent automation has cut the time it takes a dealer to receive the Company's products by more than half.

The Company only recently upgraded its website to include e-commerce capacity, wherein licensed dealers who are pre-registered with the Company can order online direct from the Company. Sales in this manner are slow, but the Company is hopeful that as it steers dealers who currently order from the Company to the site, it will further automate the way in which dealers place product orders from the Company.

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

The Small Business Reauthorization Act of 1997 increased the overall government agencies' procurement goals for small business to 23% and called for HUBZone contracts to increase from 1.5% of these procurements to 3% by 2003.

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

Status of Publicly Announced Products and Services

Israeli Military Industries Ltd.

The Company has developed a relationship with Israeli Military Industries Ltd. ("IMI"), whereby the two (2) companies work together on individual projects. To date, the companies have primarily focused their cooperation on federal contracts and on the Company's dealer direct program. In such contracts, projectiles manufactured by IMI have been assembled by the Company under IMI's strict quality control requirements.

The joint venture has benefited the Company in several ways. First and foremost, IMI has a distinct following as a result of offering very high quality products of the course of many years. Associating the Company's name with IMI's history has added value to the Company's brand and reputation in the small arms ammunition industry. Second, IMI manufactures different calibers and products than the Company, thereby increasing the catalogue of items the Company may offer to its dealers. IMI produces commercial ammunition, similar to the Company. However, it also specializes in the production of law enforcement and military grade ammunition, which the Company currently does not have the production capability to produce on its own. Lastly, on past and current cooperation initiatives, IMI has shipped projectiles and materials for assembly at no cost to the Company, thereby saving the Company the time value of such costs were it to have produced such items or purchased such raw materials itself.

Triton

On February 10, 2004, the Company executed a non-binding letter of intent to acquire the assets of Triton Ammunition Corporation ("Triton"). Such assets include machinery, raw materials and intellectual property rights. Triton will convey patents and licenses for the Hi-Vel and Quik- Shok lines of ammunition. For such assets, the Company is obligated to issue shares of the Company's restricted common stock valued at $1,400,000 based upon the average closing market price for the five (5) trading days ending on the third (3rd) trading day immediately prior to closing on the definitive agreement. The letter of intent is subject to further due diligence and expired if a definitive agreement was not executed on or before February 21, 2004, however the LOI has since been extended.

The Company believes that with the acquisition of certain Triton specialty ammunition and its partnership with IMI on certain ventures, the Company will be able to offer an increased product line to its dealers.

ECO-AMMO(TM)

The Company is now manufacturing and distributing ECO-AMMO(tm). It is a lead-free projectile with reduced lead pollutants sometimes referred to as "green" ammo. ECO-AMMO is ideal for indoor ranges since it disintegrates upon impact and therefore does not ricochet. AAMI has been acquiring and developing technology to market this environmentally friendly ammunition for some time. The advent of the dealer direct program enables the product to be distributed at a lower cost and should open up the market to more consumers.

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

     License No. 1-59-025-06-3D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on April 1, 2006; and

     License No. 1-59-025-08-3D-69454 for "08-Importer of Firearm other than Destructive Devices", which license expires on April 1, 2006.

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

Employees

At March 1, 2004, we employed 61 persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We may employ additional personnel, as necessary, to accommodate future sales and production requirements.

Item 2.  Description Of Property

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long-term operating lease agreement. The lease requires a monthly payment of approximately $5,410, including applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on July 31, 2004 and contains a clause that upon expiration, the Company and the controlling shareholder shall renegotiate the annual rental amount. Total rent expense under this lease was approximately $67,075 and $54,100, respectively, for each of the years ended December 31, 2003 and 2002.

The Company's subsidiary, IPE, leases its manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $20,752 and $16,622, respectively, for each of the years ended December 31, 2003 and 2002.

Future minimum rental payments on the above leases are as follows:

         Year ended
         December 31,                Amount
         ------------              ----------
         2004                      $   60,754
         2005                          23,565
         2006                          24,276
         2007                           4,076
                                    ---------
         Totals                    $  112,671
                                    =========

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


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information.

The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "AAMI" and has been since October 23, 2001. Prior to that time, it was approved for trading under symbol "FBIB," although it never traded under that symbol. The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

Quarter                    Ask/High     Bid/Low
---------------------      --------     --------
09/01/2001-12/31/2001      1.75         0.53

01/01/2002-03/31/2002      0.81         0.33

04/01/2002-06/31/2002      0.65         0.36

07/01/2002 - 09/30/2002    0.57         0.31

10/01/2002 - 12/31/2002    0.47         0.38

12/31/2002 - 03/31/2003    0.78         0.53

04/01/2003 - 06/30/2003    0.85         0.42

07/01/2003 - 09/30/2003    0.55         0.37

10/01/2003 - 12/31/2003    0.42         0.22

Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     (b) Holders.

As of December 31, 2003 the Company had one hundred seventy-eight (178) shareholders of record of its 66,893,628 outstanding shares of common stock, 32,077,324 of which were restricted Rule 144 shares and 34,816,304 of which were free-trading. Of the Rule 144 shares, 24,067,705 shares have been held by affiliates of the Company for more than one (1) year.

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

Overview

We were incorporated on February 1, 2000 in the State of California as FirsTelevision.com. We subsequently changed our corporate name to FBI Fresh Burgers International which unsuccessfully marketed a business plan concept of a national "fast food" restaurant chain.

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

During the third quarter of 2003, the Company's operations experienced the negative impact of a lower than anticipated or budgeted purchases by Ellett Brothers, a significant customer.

However, during this same time period, the Company has entered into a strategic alliance with IMI, an entity owned by the State of Israel, for the cross-production and sale of various small arms ammunition. This alliance is anticipated to greatly expand the Company's catalog of products and assist in utilizing existing production capacity.

The Company has executed a private labeling agreement with Century International Arms, Inc. ("Century"). Under this agreement, the Company will produce its standard catalog of small arms ammunition plus one specialty small arms cartridge to Century's specifications for packaging in Century's designated labeling. This agreement will require no modifications to the Company's production line and will not require the addition of supplemental personnel or equipment. The initial shipment under this agreement is for an aggregate 2,010,000 rounds of ammunition at selling prices of $81.00 to $120.00 per 1,000 rounds, as defined in this agreement. The agreement is for an initial period of nine (9) months and covers periodic orders/shipments of an aggregate 13,670,000 rounds of ammunition from the Company's standard catalog of products and 1,000,000 of the specialty rounds made to Century's specifications. The Company began shipments under this agreement during the fourth quarter of 2003.

Additionally, the Company has been awarded three (3) separate contracts from various departments of the U. S. Government. Each contract is for an initial term of one (1) year (commencing between April 24, 2003 and September 30, 2003) with four (4) successive individual one-year extension options. The contracts are summarized as follows:

     Contract 1: U. S. Department of State. Minimum annual volume of approximately 100,000 rounds of military grade small arms ammunition. Maximum annual volume of approximately 5,000,000 rounds. Maximum volume may be increased at the discretion of the Contracting Officer and respective utilization requirements. Through October 22, 2003, the Company has received firm orders for 2,265,000 rounds of ammunition under this contract and has approximately 1,265,000 rounds ready for shipment. The ammunition under this contract will be subject to the strategic alliance with IMI.

     Contract 2: U. S. Department of Energy. This contract covers seven (7) separate products in the Company's standard catalog of products. The U. S. Department of Energy is obligated to purchase an aggregate of 4,549,000 rounds of ammunition under this contract. Through December 31, 2003, the Company has not shipped any product under this contract.

     Contract 3: U. S. Department of Homeland Security. This contract covers four (4) separate products being introduced to the Company's catalog through the strategic alliance with IMI and requires no modifications to the Company's production facilities or additions to the labor force. The minimum annual volume is 1,000 rounds of each product and a maximum annual volume of 9,600,000 rounds of two (2) products and 36,000,000 of the remaining two (2) products. Management anticipates shipments of production product to commence during the first quarter of 2004.

Results of Operations

Year ended December 31, 2003 compared with the year ended December 31, 2002

During the year ended December 31, 2003, we experienced aggregate net revenues of approximately $1,985,000, with approximately $769,000 being realized during the 4th quarter, as compared to approximately $1,409,000 for the year ended December 31, 2002.

We  experienced  costs of goods sold of  approximately  $3,232,000  for the year ended December 31, 2003 as compared to approximately $2,457,000 for the year ended December 31, 2002. During 2003, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees and adding new products to our catalog. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $669,000 and $653,000, respectively, in the above cost of goods expense totals.

These depreciation levels are anticipated to remain fairly constant for future periods as management does not anticipate any significant capital equipment acquisitions in future periods. Further, the addition of the Industrial Plating Enterprise Co. equipment allows us to produce certain components which were previously outsourced to unrelated third parties.

For the year ended December 31, 2003 and 2002, respectively, we have generated a negative gross profit of approximately $(1,247,000), or (62.82%), and approximately $(1,047,000), or (74.31%). We anticipate that with the fulfillment of the various private labeling agreements and government contracts discussed above, continued retail consumer demand for our product line, lower production costs being experienced from internally generated plating activities and adequate liquidity, we will be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002 and further refined during 2003, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

We experienced nominal research and development expenses of approximately $4,000 and $3,700, respectively, during the years ended December 31, 2003 and 2002, principally related to the expansion of our product line.

Other general and administrative expenses increased by approximately $282,000 from approximately $845,000 for the year ended December 31, 2002 as compared to approximately $1,127,000 for the year ended December 31, 2003. The most significant increases relate to advertising and marketing expenses, office and administrative wages and salaries and overall office overhead.

Included in our results of operations for both 2003 and 2002 2001 are non-cash expenditure charges. During 2003 and 2002, respectively, we experienced charges to operations of approximately $883,000 and $11,500 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. During 2003, we experienced a charge of approximately $94,000 for the amortization of the Beneficial Conversion Feature Discount on our Preferred Stock. This charge results from the difference between the closing quoted market price on our common stock and the equivalent converted price of our Mandatory Convertible Preferred Stock which was sold and converted during 2003.

We recognized a net loss of approximately $(2,968,000) and $(1,883,000) for the respective years ended December 31, 2003 and 2002, respectively, or $(0.05) and $(0.04) per share.

Year ended December 31, 2002 compared with the year ended December 31, 2001

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

Liquidity And Capital Resources

As of December 31, 2003 and 2002, respectively, we had working capital of approximately $2,000,000 and $56,000. Our working capital position improved significantly at December 31, 2003 due to the volume of shipments during the 4th quarter to our customers and increases in inventory to support the pending U. S. Government contracts.

We have used cash in operating activities of approximately $2,918,000 and $1,236,000 during the years ended December 31, 2003 and 2002, respectively.

The most significant use of cash in operations during the year ended December 31, 2003 was the production of inventory shipped on open account during the 4th quarter and the increase in inventory levels to support the U. S. Government contracts with shipments to commence during the 1st quarter of 2004.

The most significant use of cash in operations during the year ended December 31, 2002 was the rebuilding of our operations after the problems encountered during 2001 while we were in litigation with our former primary lending institution. We further used cash in building up our inventory in anticipation of Calendar 2003 orders as communicated to us by our customer base.

We experience relatively consistent expenditure levels for executive and administrative compensation, interest expense and depreciation expense. During the third quarter of 2001, we renegotiated our working capital note in the principal amount of $950,000. This note bore interest at the Wall Street Journal published prime rate plus 2.0%. During 2002, we reduced the outstanding principal on five (5) separate occasions to a balance of approximately $450,000. The note payment terms were also modified as follows: payments of interest only through January 28, 2004. Thereafter, starting on January 28, 2004, equal monthly payments of principal and interest were due until June 28, 2007 which payments shall represent the amount necessary to fully amortize the remaining principal balance of the note. The monthly payments shall be recalculated at the time of any change in the applicable interest rate. At December 31, 2002, we owed $450,000 on this note and retired the note in full during the first quarter of 2003.

We anticipate that our improved liquidity position will continue to improve as management is of the opinion that the production capacity is in place to support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the years ended December 31, 2003 and 2002, respectively, we added approximately $289,000 and $387,000 in new equipment, of which approximately $225,000 was acquired in 2002 for our new wholly-owned subsidiary, Industrial Plating Enterprise Co. This equipment allows us to replace previously outsourced portions of our manufacturing process with internally managed processes which resulted in cost savings to us and improve turnaround time on this process.

Depending on future demand for our products, we may develop plans to increase our production capability in the foreseeable future by an additional 50% to 100%, as influenced by the availability of manufacturing equipment on the open market and product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

In October 2003, the Company issued an aggregate 1,659,847 shares of common stock, in 3 separate transactions, in exchange for the redemption of approximately $40,000 in outstanding debenture balance and approximately $400,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $146,189 during this time period.

Research and Development

Depending  on the  demand  for  new  product  lines  and the  refinement  of our production processes under our production agreement with IMI for the cross-production and sale of various small arms ammunition, we may or may not incur increased spending on research and development activities during Calendar 2004.

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

Item 8A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Critical Accounting Policies and Procedures

The Company records the intrinsic value of the beneficial conversion feature of the convertible debenture as additional paid-in capital and amortizes the interest over the life of the debenture.

Research and development costs are charged to operations when incurred.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                 Age   Position(s) with Company
---------------      ---   -----------------------------------------
J.A. Fernandez, Sr.  67    Chairman of the Board and Director of Sales

Andres F. Fernandez  38    President and Chief Executive Officer

Emilio D. Jara       39    Vice-President of Operations, Secretary and Director

Maria A. Fernandez   44    Director

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

Business Experience

J. A. Fernandez, Sr., age 67, currently serves as the Chairman of the Board and Director or Sales. He has been employed by AA since its inception in 1983. Mr. Fernandez is the patriarch of what began as a family business and is responsible for the sales activities of the Company. Mr. Fernandez has over 40 years experience in diverse industries including aerospace, advanced polymer manufacturing, munitions, mining and processing of gemstones and metal ores and has utilized such experience for the growth and development of the Company. He is fluent in Spanish.

Andres Fernandez, age 38, currently serves as President and Chief Executive Officer. Mr. Fernandez has served in each of these capacities since September 2001. He has been employed by AA for over a decade. Mr. Fernandez is responsible for day to day operations and has been a driving force behind the Company and its success in becoming a vertically integrated manufacturer. He studied physics and calculus at St. Thomas University, FL and at the University of Miami, FL. He is a licensed pilot, having graduated from the American Institute of Aeronautics, FL, and received his certificate as a private pilot (fixed wing) as well as private helicopter (rotary)in 1989. In 1989, Mr. Fernandez graduated from the Institute of Public Service (Pan Am), GA as a tactical rappel instructor. In 1990, he graduated from Omni Explosives, TN with a specialty in tactical explosives. Mr. Fernandez was certified by the Florida Department of Law Enforcement Academy in special operations/entry techniques in 1990. He has served as a tactical advisor to U.S. Treasury Department, Bureau of Alcohol,

Tobacco and Firearms, U.S. Customs Service and the Florida Department of Law Enforcement. He has received numerous commendations and letters of appreciation. He also served on the Board of Veterans Affairs (Hialeah , FL) from 1990 to 1991. He is fluent in Spanish.

Emilio Jara, age 39, currently serves as Vice President of Operations, Secretary and a Director. Mr. Jara has served in each of these capacities since September 2001. He has been employed with AA since 1988. He has been an integral part of the Company's technological growth. His abilities have contributed to the Company's research and development and subsequent increase in the number of production lines. Mr. Jara is extremely well versed in metallurgical and ballistic issues. He studied business administration at Miami-Dade Community College (1984/1985). In 1989, he graduated from the Institute of Public Service (Pan Am), GA as a Tactical Rappel Instructor. In 1990, Mr. Jara graduated from Omni Explosives, TN with a specialty in Tactical Explosives. He is fluent in Spanish.

Maria A. Fernandez, age 44, currently serves as a Director. Mrs. Fernandez has served as a Director since September 2001. She has been the managing partner at Fernandez Friedman Grossman & Kohn PLLC since May 1998. Prior to that date, she was a partner at Taustine Post Sotsky Berman Fineman & Kohn. She concentrates her legal practice in the areas of estate planning, probate and administration. She also practices in the areas of Medicaid and disability planning, corporate and individual taxation and Corporate law, with an emphasis in closely held corporations. She is a graduate of the University of Miami, FL (Bachelor of Business Administration and Master of Professional Accounting) and the Brandeis School of Law at the University of Louisville, KY. Ms. Fernandez is licensed to practice in Kentucky and Florida. She has lectured in the areas of estate planning and probate, Medicaid planning and elder law. She is a member of the Louisville, Florida, Kentucky and American Bar Associations and is fluent in Spanish. Ms. Fernandez is the past President of the Women Lawyers Association of Jefferson County, Kentucky and current Board Member of the Louisville Bar Association. A Graduate of the Kentucky Women's Leadership Network, she is active in various civic organizations and is on the board of several non-profit corporations.

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







                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
(a)               (b)     (c)       (d)      (e)          (f)         (g)          (h)      (i)
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
J.A.              2000    $ 59,202   $0       $0           $0          $0           $0       $0
Fernandez, Sr.,   2001    $ 50,859   $0       $0           $0          $0           $0       $0
Chairman,         2002    $ 77,770   $0       $0           $0          $0           $0       $0
Director of       2003    $104,000   $0       $0           $0          $0           $0       $0
Sales

Andres F.         2000    $ 88,438   $0       $0           $0          $0           $0       $0
Fernandez,        2001    $ 74,290   $0       $0           $0          $0           $0       $0
President and     2002    $103,508   $0       $0           $0          $0           $0       $0
Chief Executive   2003    $132,600   $0       $0           $0          $0           $0       $0
Officer

Emilio D.         2000    $ 36,400   $0       $0           $0          $0           $0       $0
Jara, Vice-       2001    $ 42,500   $0       $0           $0          $0           $0       $0
President         2002    $ 43,000   $0       $0           $0          $0           $0       $0
Of                2003    $ 52,000   $0       $0           $0          $0           $0       $0
Operations,
Secretary
and
Director

Amelia            2000    $ 59,202   $0       $0           $0          $0           $0       $0
Fernandez,        2001    $ 59,923   $0       $0           $0          $0           $0       $0
Former Vice       2002    $ 64,598   $0       $0           $0          $0           $0       $0
President         2003    $ 78,702   $50,000  $0           $0          $0           $0       $0
And former
Director

Maria A.          2000    $0         $0       $0           $0          $0           $0       $0
Fernandez,        2001    $0         $0       $0           $0          $0           $0       $0
Director          2002    $0         $0       $0           $0          $0           $0       $0
                  2003    $0         $0       $0           $0          $0           $0       $0

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of our common stock as of December 31, 2003 by:

* each person who is known by us to beneficially own more than 5% of our common stock;
*    each of our officers and directors;
*    all of our officers and directors as a group.

Except as otherwise noted, each person's address is c/o American Ammunition, Inc., 3545 NW 71st Street, Miami, FL 33147.


                                                   Shares Beneficially Owned
                                                  ---------------------------
Name and Address of Beneficial Owner                 Number        Percent
------------------------------------------------  -----------    ------------

Andres F. Fernandez, President, CEO and CFO        8,485,365           12.7%

J. A. Fernandez, Sr., Chairman of the Board
                      and Director of Sales       14,905,905           22.3%


Amelia C. Fernandez, Vice President and Director   4,281,900            6.4%

Maria A. Fernandez, Director                         260,000            0.4%

Emilio D. Jara, Director                              54,250               *

Total securities held by officers
and directors as a group (5 people):              27,987,420           41.8%

* Less than 1%

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

J.A. Fernandez, Sr. and Amelia Fernandez are the father and mother of Andres and Maria Fernandez.

The table above does not include the 384,500 shares Maria Fernandez holds as a Trustee for an Irrevocable Trust in which neither she nor any of the other Officers or Directors is the beneficial owner. However, the table does include the shares owned by Amelia Fernandez, who was an officer and director during 2003.

Item 12. Certain Relationships and Related Transactions

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long-term operating lease agreement. The lease requires a monthly payment of approximately $5,410, including applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on July 31, 2004 and contains a clause that upon expiration, the Company and the controlling shareholder shall renegotiate the annual rental amount. Total rent expense under this lease was approximately $67,075 and $54,100, respectively, for each of the years ended December 31, 2003 and 2002.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------

31.1 *      Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.1 *      Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.

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

A report on Form 8-K was filed on October 21, 2002 reporting a Convertible Debenture and a Warrant to La Jolla Cove Investors, Inc.

A report on Form 8-K was filed on February 11, 2004 in connection with a press release describing both fourth quarter and year end results for 2003.

Another report on Form 8-K was filed on February 11, 2004 stating that the Company had executed a non-binding letter of intent to acquire the assets of Triton Ammunition Corporation.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                           Year ended        Year ended
                                          December 31,      December 31,
                                             2003               2002
                                          -------------------------------

(1)      Audit fees                       $  28,193         $  30,205
(2)      Audit-related fees                       -                 -
(3)      Tax fees                             1,208                 -
(4)      All other fees                           -                 -
                                          ---------         ---------

   Totals                                 $  29,401         $  30,205
                                          =========         =========

We have considered whether the provision of such non-audit services is compatible with S. W. Hatfield, CPA maintaining its independence and determined that these services do not compromise their independence.

Financial Information System Design and Implementation. S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of S. W. Hatfield, CPA as independent auditors.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.









                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


 In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.
                                  (Registrant)


Date: March 29, 2004    By: /s/ J.A. Fernandez, Sr.
                        ------------------------------------------------------
                        J.A. Fernandez, Sr., Chairman and Director of Sales

                        By: /s/ Andres F. Fernandez
                        ------------------------------------------------------
                        Andres F. Fernandez, President and CEO

                        By: /s/ Emilio D. Jara
                        ------------------------------------------------------
                        Emilio D. Jara, V.P. of Operations, Secretary and
                          Director

                        By: /s/ Maria A. Fernandez
                        ------------------------------------------------------
                        Maria A. Fernandez, Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                   Title                             Date

/s/ J.A. Fernandez, Sr.
----------------------      Chairman of the Board             March 29, 2004
J.A. Fernandez, Sr.         and Director of Sales

/s/ Andres F. Fernandez
----------------------      President and Chief               March 29, 2004
Andres F. Fernandez         Executive Officer

/s/ Emilio D. Jara
----------------------      Vice-President of Operations,     March 29, 2004
Emilio D. Jara              Secretary and Director

/s/ Maria A. Fernandez
----------------------      Director                          March 29, 2004
Maria A. Fernandez

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2003 and 2002                                      F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2003 and 2002                        F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2003 and 2002                        F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2003 and 2002                        F-7

   Notes to Consolidated Financial Statements                              F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
American Ammunition, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  American
Ammunition, Inc. (a California corporation) and Subsidiaries (Florida corporations) as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2003 and 2002, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ammunition, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their consolidated operations and consolidated cash flows for each of the two years ended December 31, 2003 and 2002, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/ S. W. Hatfield, CPA
                                                      --------------------------
                                                             S. W. HATFIELD, CPA

Dallas, Texas
January 23, 2004

                            AMERICAN AMMUNITION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                                                 December 31,   December 31,
                                                                     2003          2002
                                                               -------------------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $     505,671   $     157,316
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $-0- and $-0-, respectively                                  520,835          31,288
   Inventory                                                        1,112,756         384,814
   Prepaid expenses                                                    40,388          19,391
                                                                -------------   -------------

     Total Current Assets                                           2,179,650         592,809
                                                                -------------   -------------

Property and Equipment - at cost or contributed value
   Manufacturing equipment                                          7,131,233       6,843,135
   Office furniture and fixtures                                       62,893          58,528
   Leasehold improvements                                             184,690         188,263
                                                                -------------   -------------
                                                                    7,378,816       7,089,926
   Accumulated depreciation                                        (4,066,390)     (3,393,301)
                                                                -------------   -------------

     Net Property and Equipment                                     3,312,426       3,696,625
                                                                -------------   -------------

Other Assets
   Deposits and other                                                  77,860          77,860
                                                                -------------   -------------

TOTAL ASSETS                                                    $   5,569,936   $   4,367,294
                                                                =============   =============

                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-3

                            AMERICAN AMMUNITION, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2003 and 2002


                                                                 December 31,   December 31,
                                                                     2003          2002
                                                               -------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                          $      7,841   $       9,507
   Customer deposits                                                    4,100          80,953
   Accounts payable - trade                                           128,865         414,910
   Accrued interest payable                                                 -          18,709
   Accrued dividends payable                                            1,020          12,600
                                                                -------------   -------------

     Total Current Liabilities                                        151,826         536,679

Long-Term Liabilities
   Note payable to a bank                                                   -         450,000
   Capital leases payable                                                   -           7,841
                                                                -------------   -------------

     Total Liabilities                                                151,826         994,520
                                                                -------------   -------------

Commitments and Contingencies

Mandatory Convertible Debenture                                       391,365         250,000
                                                                -------------   -------------

Mandatory Convertible Preferred Stock
   103,700 and 41,000 shares issued and outstanding                   518,500         205,000
                                                                -------------   -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                 -               -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     66,893,628 and 55,328,166 shares issued and outstanding           66,894          55,328
   Additional paid-in capital                                      21,070,395      16,523,164
   Accumulated deficit                                            (16,629,044)    (13,660,718)
                                                                -------------   -------------

   Total Stockholders' Equity                                       4,508,245       2,917,774
                                                                -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   5,569,936   $   4,367,294
                                                                =============   =============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4

                            AMERICAN AMMUNITION, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2003 and 2002

                                                                 Year ended      Year ended
                                                                 December 31,   December 31,
                                                                     2003          2002
                                                               -------------------------------

Revenues                                                        $   1,984,997   $   1,409,364
                                                                -------------   -------------

Cost of Sales
   Materials                                                        1,255,098       1,041,553
   Direct Labor                                                       868,004         663,787
   Other direct costs and expenses                                    340,346         128,371
   Depreciation                                                       668,574         652,943
                                                                -------------   -------------
     Total Cost of Sales                                            3,232,022       2,456,654
                                                                -------------   -------------

Gross Profit                                                       (1,247,025)     (1,047,290)
                                                                -------------   -------------

Operating Expenses
   Research and development expenses                                    4,038           3,662
   Marketing and promotion expenses                                   115,767          23,453
   Salaries, wages and related expenses                               399,710         341,532
   Other operating expenses                                           567,700         389,732
   Interest expense                                                    35,154          72,444
   Depreciation expense                                                 4,516           2,642
   Compensation expense related to common stock
     issuances at less than "fair value"                              882,291          11,538
                                                                -------------   -------------
     Total Operating Expenses                                       2,009,176         845,003
                                                                -------------   -------------

Loss from Operations                                               (3,256,201)     (1,892,293)

Other Income (Expense)
   Other income (expense)                                              63,382           9,206
   Gain on forgiveness of accounts payable                            339,202               -
   Gain on sale of equipment                                            7,900               -
   Amortization of Beneficial Conversion
     Feature Discount on Preferred Stock                              (93,678)              -
                                                                -------------   -------------
Loss before Income Taxes                                           (2,939,395)     (1,883,087)

Provision for Income Taxes                                                  -               -
                                                                -------------   -------------
Net Loss                                                           (2,939,395)     (1,883,087)

Other Comprehensive Income                                                  -               -
                                                                -------------   -------------
Comprehensive Loss                                                 (2,939,395)     (1,883,087)

Preferred Stock Dividends                                             (28,931)        (23,000)
                                                                -------------   -------------
Net Loss available to Common Shareholders                       $  (2,968,326)  $  (1,883,087)
                                                                =============   =============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted               $       (0.05)  $       (0.04)
                                                                =============   =============

Weighted-average number of common shares outstanding               61,202,839      52,605,993
                                                                =============   =============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5

                            AMERICAN AMMUNITION, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2003 and 2002

                                             Mandatory Convertible
                                                Preferred Stock     Common Stock        Additional
                                              -----------------   -----------------        paid-in     Accumulated
                                              Shares   Amount     Shares      Amount       capital        deficit      Total
                                            ------------------------------------------------------------------------------------
Balances at January 1, 2002                   46,000  $ 230,000  49,971,214  $ 49,971  $ 14,678,776  $ (11,734,631)  $ 2,994,116

Issuance of common stock for
   Cash                                            -          -   4,470,805     4,471     1,469,462              -     1,473,933
   Conversion of debt and accrued interest         -          -     277,777       278       124,722              -       125,000
   Conversion of trade accounts payable            -          -     432,721       433       181,584              -       182,017
   Consulting fees                                 -          -      98,664        98        33,297              -        33,395
   Payment of preferred stock dividends            -          -      21,985        22        10,378              -        10,400
   Conversion of preferred stock              (5,000)   (25,000)     55,000        55        24,945              -        25,000
Costs of acquiring convertible debenture           -          -           -         -             -        (20,000)       (20,000)
Dividends declared on Preferred Stock              -          -           -         -             -        (23,000)       (23,000)
Net loss for the year                              -          -           -         -             -     (1,883,087)    (1,883,087)
                                            --------  ---------  ----------  --------  ------------  -------------   ------------

Balances at December 31, 2002                 41,000    205,000  55,328,166    55,328    16,523,164    (13,660,718)     2,917,774

Issuance of preferred stock for Cash          91,700    458,500           -         -             -              -        458,500
   Less costs of raising capital                   -          -           -         -       (45,850)             -        (45,850)
Issuance of common stock for
   Cash                                            -          -   4,552,183     4,552     1,179,630              -      1,184,182
   Conversion of debenture                         -          -   4,561,753     4,562     1,086,364              -      1,090,926
   Exercise of warrant for cash                    -          -   2,086,350     2,086     2,084,264              -      2,086,350
   Payment of preferred stock dividends            -          -      46,176        46        20,464              -         20,510
   Conversion of preferred stock             (29,000)  (145,000)    319,000       319       144,681              -              -
Costs of acquiring convertible debenture           -          -           -         -       (16,000)             -              -
Beneficial Conversion Discount
   Feature on preferred stock                      -          -           -         -        93,678              -         93,678
Dividends declared on Preferred Stock              -          -           -         -             -        (28,931)       (28,931)
Net loss for the year                              -          -           -         -             -     (2,939,395)    (2,939,395)
                                              ------  ---------  ----------  --------   -----------  -------------    -----------

Balances at December 31, 2003                 62,700  $ 518,500  66,893,628  $ 66,894   $21,070,395  $ (16,629,044)   $ 4,508,245
                                              ======  =========  ==========  ========   ===========  =============    ===========



The accompanying notes are an integral part of these nsolidated financial statements.
                                                                             F-6

                            AMERICAN AMMUNITION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002

                                                                 Year ended      Year ended
                                                                 December 31,   December 31,
                                                                     2003          2002
                                                               -------------------------------

Cash flows from operating activities
  Net loss for the year                                         $  (2,939,395)  $  (1,883,087)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                   673,090         655,585
      Bad debt expense                                                  2,522               -
      Gain on forgiveness of accounts payable                        (339,202)              -
      Gain on sale of equipment                                        (7,900)              -
      Amortization of conversion discount on preferred stock           93,678               -
      Compensation expense related to common stock
        issuances at less than "fair value"                           882,291          11,538
      Common stock issued for fees and services                             -          33,395
      Accrued interest converted to common stock                            -          24,000
      (Increase) Decrease in
        Accounts receivable                                          (492,069)        (31,288)
        Inventory                                                    (727,942)       (258,884)
        Prepaid expenses, deposits and other                          (20,997)        (13,483)
      Increase (Decrease) in
        Accounts payable and accrued liabilities                       53,157         126,384
        Interest payable                                               18,709          18,709
        Customer deposits                                              80,953          80,953
                                                                -------------   -------------
Net cash provided by (used in) operating activities                (2,918,329)     (1,236,178)
                                                                -------------   -------------

Cash flows from investing activities
  Cash received on sale of equipment                                    7,900               -
  Purchase of property and equipment                                 (288,891)       (386,955)
                                                                -------------   -------------
Net cash used in investing activities                                (280,991)       (386,955)
                                                                -------------   -------------

Cash flows from financing activities
  Increase in cash overdraft                                                -               -
  Cash received (paid) on short term loans - net                            -               -
  Cash received on long-term loans                                          -               -
  Principal paid on long-term loans                                  (450,000)       (500,000)
  Principal paid on long-term capital leases                           (9,507)         (8,365)
  Cash received on sale of Mandatory Convertible Preferred Stock      458,500               -
  Cash received on issuance of Mandatory Convertible Debenture        350,000         250,000
  Cash received on sale of common stock                             3,260,532       1,462,395
  Cash paid to acquire capital                                        (61,850)        (20,000)
                                                                -------------   -------------
Net cash provided by financing activities                           3,547,675       1,184,030
                                                                -------------   -------------

INCREASE (DECREASE) IN CASH                                           348,355        (439,103)

Cash at beginning of year                                             157,316         596,419
                                                                -------------   -------------

Cash at end of year                                             $     505,671   $     157,316
                                                                =============   =============

                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7

                            AMERICAN AMMUNITION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2003 and 2002


                                                                 Year ended      Year ended
                                                                 December 31,   December 31,
                                                                     2003          2002
                                                               -------------------------------

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                               $      26,170   $      29,735
                                                                =============   =============
     Income taxes paid for the period                           $           -   $           -
                                                                =============   =============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt into common stock                       $     208,635   $     101,000
                                                                =============   =============
     Payment of accounts payable with
       issuance of common stock                                 $           -   $     182,017
                                                                =============   =============
     Payment of accrued dividends on preferred
       stock with common stock                                  $      30,511   $      10,400
                                                                =============   =============




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8

                            AMERICAN AMMUNITION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Description of Business

American Ammunition, Inc. (AAI or Company) was incorporated on February 1, 2000 in the State of California as FirsTelevision.com. AAI subsequently changed its corporate name to FBI Fresh Burgers International which unsuccessfully marketed a business plan concept of a national "fast food" restaurant chain.

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

In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co. (IPE), which started production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility for processing the Company's line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations.


Note B - Preparation of Financial Statements

The acquisition of F&F Equipment, Inc., on September 29, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby F&F Equipment, Inc. was the accounting acquiror for financial statement purposes. Accordingly, the historical financial statements of the Company are those of F&F Equipment, Inc. from it's inception and those of the consolidated entity subsequent to the September 29, 2001 transaction date.

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

6.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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


Note E - Inventory

As of December 31, 2003 and 2002, inventory consisted of the following components:

                                       December 31,      December 31,
                                          2003               2002
                                      ----------------------------------

         Raw materials                  $   523,550        $  149,824
         Work in process                    360,450           116,216
         Finished goods                      212,832          118,774
                                        ------------       ----------

         Totals                         $  1,112,756       $  384,814
                                        ============       ==========


Note F - Property and Equipment

Property and equipment consist of the following components:

                                       December 31,   December 31,   Estimated
                                           2003           2002      useful life
                                      -----------------------------------------

   Manufacturing equipment             $ 7,131,233     $ 6,843,135    3-10 years
   Office furniture and fixtures            62,893          58,528     3-7 years
   Leasehold improvements                  184,690         188,263    8-20 years
                                        ----------     -----------
                                         7,378,816       7,089,926
   Accumulated depreciation             (4,066,390)     (3,393,301)
                                        ----------     -----------

   Net property and equipment           $ 3,312,426    $ 3,696,625
                                        ===========    ===========

Total depreciation expense charged to operations for the years ended December 31, 2003 and 2002 was approximately $673,090 and $655,585, respectively.

                            AMERICAN AMMUNITION, INC.

Note F - Property and Equipment - Continued

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                December 31,    December 31,
                                                   2003            2002
                                               ------------------------------

     Manufacturing and processing equipment      $ 153,400       $ 153,400
     Less accumulated depreciation                 (69,859)        (54,519)
                                                 ---------       ---------

                                                 $  83,541       $  98,881
                                                 =========       =========

Note G - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2003 and 2002, respectively:

                                                                  December 31,  December 31,
                                                                      2003          2002
                                                                  --------------------------
Three separate  capital leases payable to various  equipment financing  companies.  Interest  ranging  between 11.37% and
14.05%.   Payable  in  aggregate  monthly   installments  of
approximately  $935,  including  interest.  Final maturities
occur   between    September   2004   and   December   2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                         $   7,841    $  17,348

     Less current maturities                                          (7,841)      (9,507)
                                                                   ---------    ---------

     Long-term portion                                             $       -    $   7,841
                                                                   =========    =========

Future maturities of capital leases payable are as follows:

                   Year ending
                   December 31    Amount
                   ------------------------

                      2004       $ 7,841
                                 =======

Note H - Long-Term Debt Payable to a Bank

On June 28, 2001, the Company executed a $950,000 note payable to a financial institution. This note bore interest at the Wall Street Journal published prime rate plus 2.0%.

During Calendar 2002, the Company made five (5) lump-sum principal reductions aggregating $500,000 to the outstanding balance on this note. As of December 31, 2002, the Company owed $450,000 on this note. Upon each lump-sum payment, the Company executed a modification to the payment terms on the note.

During Calendar 2003, the Company made two (2) lump-sum principal reductions aggregating $450,000 to the outstanding balance on this note. As of March 31, 2003, this note was retired in full.

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note I - Convertible Debenture

On October 4, 2002, the Company issued an 8.0% Convertible Debenture (Debenture) in the face amount of $250,000 and a Warrant which requires the Holder to purchase shares of common stock equal to ten (10) times the number of shares of common stock issued to the Holder on conversion of the Debenture. In no event shall the number of shares issued under the Warrant exceed 30,000,000.

During the second quarter of Calendar 2003, the Holder made additional cash advances to the Company totaling $350,000 which were applied to the then outstanding principal balance on the Debenture.

The Debenture bears interest at 8.0% and matures on October 4, 2004. The full principal amount of the Debenture is due upon default, as defined in the Debenture agreement. The Debenture interest is payable monthly in arrears commencing on November 15, 2002.

At December 31, 2003 and 2002, respectively, the outstanding balance on the Debenture was approximately $391,365 and $250,000.

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

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note I - Convertible Debenture - Continued

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

On various dates through December 31, 2003, the Debenture Holder elected to convert an aggregate $208,635, through 24 separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 4,561,753 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 2,086,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $2,086,350.

As of December 31, 2003, pursuant to the conversion terms of the Debenture, the Debenture Holder was approximately $77,500 in arrears in the contractually obligated conversions, and accordingly, the related mandatory warrant exercise of approximately $775,000.


Note J - Preferred Stock Transactions

Preferred stock consists of the following as of December 31, 2003 and 2002, respectively:

                                       December 31, 2003   December 31, 2002
                                       -----------------   -----------------
                                       # shares   value    # shares    value
                                       -------- ---------  --------  ---------
Series A Cumulative Convertible Stock    12,000 $  60,000    41,000  $ 205,000
Series B Cumulative Convertible Stock    91,700   458,500         -          -
                                       -------- ---------  --------  ---------
                                        103,700 $ 518,500    41,000  $ 205,000
                                       ======== =========  ========  =========

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


Note J - Preferred Stock Transactions - Continued

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


Note K - Common Stock Transactions

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

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

In October 2003, in a separate transaction, the Company sold 2,200,000 shares of restricted, unregistered common stock to the Debenture Holder for cash proceeds of approximately $400,000, or approximately $0.18 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The cash proceeds of this transaction were used to provide working capital and support operations.

In October 2003, the Company issued an aggregate 1,659,847 shares of common stock, in 3 separate transactions, in exchange for the redemption of approximately $40,000 in outstanding debenture balance and approximately $400,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $146,189 during this time period.

In October 2003, the Company issued an aggregate 37,866 shares of restricted, unregistered common stock in payment of approximately $16,710 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarters ended June 30, 2003 and September 30, 2003, collectively.


Note L - Rental Commitments

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long- term operating lease agreement. The lease requires a monthly payment of approximately $5,410, including applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on July 31, 2004 and contains a clause that upon expiration, the Company and the controlling shareholder shall renegotiate the annual rental amount. Total rent expense under this lease was approximately $67,075 and $54,100, respectively, for each of the years ended December 31, 2003 and 2002.

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note L - Rental Commitments - Continued

The Company's subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $20,752 and $16,622, respectively, for each of the years ended December 31, 2003 and 2002.

Future minimum rental payments on the above leases are as follows:

                  Year ended
                  December 31,          Amount
                  -------------------------------
                  2004                $   60,754
                  2005                    23,565
                  2006                    24,276
                  2007                     4,076
                                       ---------

                  Totals               $ 112,671
                                       =========


Note M - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2003 and 2002, respectively, are as follows:

                             Year ended        Year ended
                            December 31,      December 31,
                                2003            2002
                            ------------------------------
       Federal:
         Current              $     -           $    -
         Deferred                   -                -
                              -------           ------
                                    -                -
                              -------           ------
       State:
         Current                    -                -
         Deferred                   -                -
                              -------           ------
                                    -                -
                              -------           ------
         Total                $     -           $    -
                              =======           ======

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $8,500,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note M - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Year ended    Year ended
                                                     December 31,  December 31,
                                                         2003          2002
                                                     --------------------------

Statutory rate applied to loss before income taxes     $(999,400)   $ (640,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -             -
     Other, including reserve for deferred tax asset     999,400       640,000
                                                       ---------    ----------

       Income tax expense                              $       -    $        -
                                                       =========    ==========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                   Year ended      Year ended
                                                  December 31,    December 31,
                                                      2003            2002
                                                  ----------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards            $ 2,900,000    $ 2,244,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences             (250,000)      (250,000)
                                                   -----------    -----------
                                                     2,650,000      1,994,000
     Less valuation allowance                       (2,650,000)    (1,994,000)
                                                   -----------    -----------

       Net Deferred Tax Asset                      $         -    $         -
                                                   ===========    ===========

During the years ended December 31, 2003 and 2002, respectively, the valuation allowance increased by approximately $656,000 and $629,000.

                            AMERICAN AMMUNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note N - Revenue Concentrations

The Company sells to both commercial and governmental customers, in both domestic and foreign markets. The following table shows the Company's gross revenue composition:

                          Year ended                    Year ended
                       December 31, 2003            December 31, 2002
                       -----------------            -----------------
                      Amount    % of total         Amount      % of total
                     ----------------------        ----------------------
Domestic
   Commercial
     Customer A      $   524,210     24.96         $   555,895     43.24
     Customer B          463,423     22.07                   -         -
     Customer C          188,546      8.98             347,100     22.80
     Others              348,022     16.58             619,705     33.96
                     -----------    ------         -----------    ------
                       1,524,201     72.59           1,522,700    100.00
                     -----------    ------         -----------    ------
   Governmental
     Customer D          421,290     20.06                   -         -
     Others               23,663      1.12                   -         -
                     -----------    ------         -----------    ------
                         444,953     21.18                   -         -
                     -----------    ------         -----------    ------
Foreign
   Governmental          130,710      6.23                   -         -
   ------------      -----------    ------         -----------    ------
     Totals          $ 2,099,864    100.00         $ 1,522,700    100.00
                     ===========    ======         ===========    ======


Note O - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively.

                              Quarter ended  Quarter ended   Quarter ended   Quarter ended    Year ended
                                March 31,       June 30,     September 30,    December 31,   December 31,
Calendar 2003
   Revenues - net              $  608,437      $    289,551   $    317,729     $   769,280    $ 1,984,997
   Gross profit                $  (66,668)     $   (463,653)  $   (462,483)    $  (254,221)   $(1,247,025)
   Net earnings after
     provision for
     income taxes              $ (300,355)     $ (1,232,951)  $ (1,200,981)    $  (205,108)   $(2,939,395)
   Basic and fully diluted
     earnings per share        $    (0.01)     $      (0.02)  $      (0.02)            nil    $     (0.05)
   Weighted average
     number of shares
     issued and outstanding    56,638,979        59,294,402     61,683,424      66,253,535     61,202,839

Calendar 2002
   Revenues - net              $  272,493      $    434,641   $    570,320     $   131,910    $ 1,409,364
   Gross profit                $ (144,971)     $    (74,098)  $   (223,402)    $  (604,819)   $(1,047,290)
   Net earnings after
     provision for
     income taxes              $ (236,254)     $   (262,562)  $   (528,024)    $  (856,247)   $(1,883,087)
   Basic and fully diluted
     earnings per share        $    (0.01)     $      (0.01)  $      (0.01)    $     (0.01)   $     (0.04)
   Weighted average
     number of shares
     issued and outstanding    50,165,120        52,023,409     53,395,558      54,684,555     52,605,993