Form 10QSB
period 2004-03-31
AMERICAN AMMUNITION INC/FL
filed 2004-05-17
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 27, 2004: 69,331,666


Transitional Small Business Disclosure Format (check one):  YES [X]   NO [_]

                            American Ammunition, Inc.

                Form 10-QSB for the Quarter ended March 31, 2004


Table of Contents

                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       21

  Item 3   Controls and Procedures                                         27

Part II - Other Information

  Item 1   Legal Proceedings                                               27

  Item 2   Changes in Securities                                           27

  Item 3   Defaults Upon Senior Securities                                 28

  Item 4   Submission of Matters to a Vote of Security Holders             28

  Item 5   Other Information                                               28

  Item 6   Exhibits and Reports on Form 8-K                                28


Signatures                                                                 29

                                     Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2004 and 2003

                                   (Unaudited)

                                                      March 31,     March 31,
                                                        2004          2003
                                                    ----------------------------
                        ASSETS
Current Assets
   Cash on hand and in bank                          $   111,595   $    597,778
   Accounts receivable - trade, net of
     allowance for doubtful accounts of
     $-0- and $-0-, respectively                         306,709        194,827
   Inventory                                           1,345,586        409,940
   Prepaid expenses                                       38,067         25,307
                                                     -----------    -----------

     Total Current Assets                            1,801,957        1,224,852
                                                     -----------    -----------

Property and Equipment - at cost
   Manufacturing equipment                           7,416,352        6,848,344
   Office furniture and fixtures                     77,381              58,528
   Leasehold improvements                               187,397         190,028
                                                     -----------    -----------

                                                     7,681,130        7,096,900
   Accumulated depreciation                          (4,241,372)     (3,558,507)
                                                     -----------    -----------

     Net Property and Equipment                      3,439,758        3,538,393
                                                     -----------    -----------


Other Assets
   Deposits and other                                     77,860         77,710
                                                     -----------    -----------

TOTAL ASSETS                                         $ 5,319,575    $ 4,841,105
                                                     ===========    ===========


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

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2004 and 2003

                                   (Unaudited)

                                                      March 31,     March 31,
                                                        2004          2003
                                                    ----------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable              $     4,905    $     9,507
   Customer deposits                                       4,100         30,000
   Accounts payable - trade                              248,798        384,115
   Working capital advance                                     -        200,000
   Accrued expenses                                            -         18,709
   Accrued dividends payable                              11,021         14,000
                                                     -----------    -----------

     Total Current Liabilities                           268,824        656,431

Long-Term Liabilities
   Note payable to a bank                                      -              -
   Capital leases payable                                      -          5,572
                                                     -----------    -----------

     Total Liabilities                                   268,824        662,003
                                                     -----------    -----------


Commitments and Contingencies


Convertible Debenture                                    341,365        215,000
                                                     -----------    -----------


Mandatory Convertible Preferred Stock
   103,700 and 32,000 shares issued and outstanding      518,500        160,000
                                                     -----------    -----------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                    -              -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     69,331,666 and 58,696,522 shares
       issued and outstanding, respectively               69,332         58,697
   Additional paid-in capital                         21,949,327     17,710,578
   Accumulated deficit                               (17,827,773)   (13,965,173)
                                                     -----------    -----------

     Total Stockholders' Equity                        4,190,886      3,804,102
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,319,575    $ 4,841,105
                                                     ===========    ===========

          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    4

                   American Ammunition, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                       Three months     Three months
                                                           ended             ended
                                                       March 31, 2004   March 31, 2003
                                                     ----------------------------------
Revenues - net of returns and allowances               $    281,507     $   608,437
                                                       ------------     -----------

Cost of Sales
   Materials, Direct Labor and other direct costs           532,045         510,786
   Depreciation                                             173,088         164,319
                                                       ------------     -----------
     Total Cost of Sales                                    705,133         675,105
                                                       ------------     -----------

Gross Profit                                               (423,626)        (66,668)
                                                       ------------     -----------

Operating Expenses
   Research and development expenses                              -               -
   Marketing and promotion expenses                         123,179           9,932
   Other operating expenses                                 290,667         211,149
   Bad debt expense                                          27,819               -
   Interest expense                                             260          11,720
   Depreciation expense                                       1,894             866
   Compensation expense related to
     issuances of common stock at
     less than "fair value"                                 321,000               -
                                                       ------------     -----------
     Total Operating Expenses                               764,819         233,687
                                                       ------------     -----------
Loss from Operations                                     (1,188,445)       (300,355)

Other Income (Expense)                                           87               -
                                                       ------------     -----------

Loss before Income Taxes                                 (1,188,358)       (300,355)

Provision for Income Taxes                                        -               -
                                                       ------------     -----------
Net Loss                                                 (1,188,358)       (300,355)

Other Comprehensive Income                                        -               -
                                                       ------------     -----------
Comprehensive Loss                                     $ (1,188,358)    $  (300,355)
                                                       ============     ===========

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                             $      (0.02)    $     (0.01)
                                                       ============     ===========
Weighted-average number of
   common shares outstanding                             67,769,150      56,635,979
                                                       ============     ===========

          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    5

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                                Three months    Three months
                                                                   ended             ended
                                                               March 31, 2004   March 31, 2003
                                                              ----------------------------------
Cash flows from operating activities
   Net loss for the period                                      $   (1,188,358) $     (300,355)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                   174,982         165,205
       Bad debt expense                                                 27,819               -
       Compensation expense related to issuance
         of common stock at less than "fair value"                     321,000               -
       (Increase) Decrease in
         Accounts receivable                                           186,307        (163,539)
         Inventory                                                    (232,830)        (22,126)
         Prepaid expenses, deposits and other                           (2,321)         (5,916)
       Increase (Decrease) in
         Accounts payable - trade                                      119,933         (30,795)
         Customer deposits                                                   -         (50,953)
                                                                --------------  --------------

Net cash provided by (used in) operating activities                   (588,826)       (408,479)
                                                                --------------  --------------


Cash flows from investing activities
 Purchase of property and equipment                                   (302,314)         (6,972)
                                                                --------------  --------------

Net cash used in investing activities                                 (302,314)         (6,972)
                                                                --------------  --------------


Cash flows from financing activities
 Cash received on working capital advance                                    -         200,000
 Principal paid on long-term capital leases                             (2,936)         (2,269)
 Principal paid on long-term debt                                            -        (450,000)
 Cash paid for debt and equity financing                                     -         (16,000)
 Cash received from sale of common stock and warrant exercise          500,000       1,124,182
                                                                --------------  --------------

Net cash provided by financing activities                            497,064           855,913
                                                                --------------  --------------

Increase (Decrease) in Cash                                           (394,076)        440,462

Cash at beginning of period                                            505,671         157,316
                                                                --------------  --------------

Cash at end of period                                           $      111,595  $      597,778
                                                                ==============  ==============

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

                   American Ammunition, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                                Three months    Three months
                                                                   ended             ended
                                                               March 31, 2004   March 31, 2003
                                                               ------------------------------
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                               $          260    $     11,720
                                                                ==============  ==============
     Income taxes paid for the period                           $            -  $            -
                                                                ==============  ==============


Supplemental disclosure of non-cash investing and
 financing activities
     Conversion of debt and accrued interest
       payable to a stockholder into common stock               $            -  $      125,000
                                                                ==============  ==============
     Conversion of convertible preferred stock
       into common stock                                        $            -  $       45,000
                                                                ==============  ==============
     Conversion of convertible debenture
       into common stock                                        $       50,000  $       35,000
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                   American Ammunition, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note B - Preparation of Financial Statements - Continued

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


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

5.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

6.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, and subsequent thereto, the Company's outstanding warrants are anti-dilutive due to the Company's net operating loss and had no options outstanding.

7.   ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


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


Note F - Inventory

 As of March 31, 2004 and 2003, inventory consisted of the following components:

                                       March 31,         March 31,
                                        2004               2003
                                       ------------------------------

         Raw materials                 $   428,611       $   265,000
         Work in process                   419,236           120,601
         Finished goods                    497,739            21,339
                                       -----------       -----------

         Totals                        $ 1,345,586        $  406,940
                                       ===========        ==========




                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note G - Property and Equipment

Property and equipment consist of the following components:

                                       March 31,      March 31,      Estimated
                                          2004           2003       useful life
                                     ------------- ----------------------------

   Manufacturing equipment            $ 7,416,352    $ 6,848,344     3-10 years
   Office furniture and fixtures           77,381         58,528     3- 7 years
   Leasehold improvements                 187,397        190,028     8-20 years
                                      -----------    -----------
                                        7,681,130      7,096,900
   Accumulated depreciation            (4,241,372)    (3,558,507)
                                      -----------    -----------

   Net property and equipment         $ 3,439,758    $ 3,696,625
                                      ===========    ===========

Total depreciation expense charged to operations for the three months ended March 31, 2004 and 2003 was approximately $174,982 and $165,206, respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                           March 31,         March 31,
                                             2004               2003
                                          ------------------------------

 Manufacturing and processing equipment    $   153,400       $   153,400
     Less accumulated depreciation             (73,694)          (58,354)
                                           -----------       -----------
                                           $    79,706       $    95,046
                                           ===========       ===========


Note H - Working Capital Advance

On March 13, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 for working capital purposes. At La Jolla Cove's sole discretion, the $200,000 may be allocated in any proportion to a) an increase in the principal amount of the debenture and/or b) a prepayment for a future warrant exercise. During the 2nd quarter of 2003, La Jolla elected to add this balance to the principal balance on the convertible debenture.



                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note I- Capital Leases Payable

Capital leases payable consist of the following as of March 31, 2004 and 2003, respectively:

                                                                 March 31,       March 31,
                                                                   2004            2003
                                                                --------------------------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued  interest.  Final maturities occur between September
2004 and December 2004. Collateralized the underlying leased
manufacturing equipment.                                        $   4,905       $  15,709

     Less current maturities                                       (4,905)         (9,507)
                                                                ---------       ---------
     Long-term portion                                          $       -       $   5,572
                                                                =========       =========

Future maturities of capital leases payable are as follows:

                      Year ending
                      December 31    Amount
                      ------------------------

                       2004          $ 4,905
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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Convertible Debenture - Continued

The Debenture bears interest at 8.0% and matures on October 4, 2004. The full principal amount of the Debenture is due upon default, as defined in the Debenture agreement. The Debenture interest is payable monthly in arrears commencing on November 15, 2002.

At March 31, 2004 and 2003, respectively, the outstanding balance on the Debenture was approximately $341,365 and $215,000.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Convertible Debenture - Continued

As the warrant is non-detachable from the Debenture and requires simultaneous exercise upon conversion of the Debenture, no value was assigned to the issued warrant. Upon exercise of the warrant, the Company will record the issuance of the underlying shares as a new issuance of common stock on the date of each respective exercise.

On various dates through March 31, 2004, the Debenture Holder elected to convert an aggregate $258,635, through 26 separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 6,461,753 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 2,586,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $2,586,350.


Note L - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2004 and 2003, respectively:

                                           March 31, 2004      March 31, 2003
                                         # shares   value     # shares   value
                                         --------  --------   --------  --------
Series A Cumulative Convertible Stock      12,000  $ 60,000     32,000  $160,000
Series B Cumulative Convertible Stock      91,700   458,500          -         -
                                         --------  --------   --------  --------
                                          103,700  $518,500     32,000  $160,000
                                         ========  ========   ========  ========

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note L - Preferred Stock Transactions - Continued

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


Note M - Common Stock Transactions

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


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

In January 2004, the Company issued 38,038 shares of restricted, unregistered common stock in payment of approximately $10,000 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarter ended December 31, 2003.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note M - Common Stock Transactions - Continued

During the period from January 1, 2004 through March 31, 2004, the Company issued an aggregate 2,400,000 shares of common stock, in two (2) separate transactions, in exchange for the redemption of approximately $50,000 in outstanding debenture balance and approximately $500,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $321,000 during this time period.


Note N - Rental Commitments

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

Future minimum rental payments on the above leases are as follows:

                     Year ended
                    December 31,    Amount
                    ------------------------
                    2004           $  60,754
                    2005              23,565
                    2006              24,276
                    2007               4,076
                                   ---------

                    Totals         $ 112,671
                                   =========





                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries
=
             Notes to Consolidated Financial Statements - Continued


Note O - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2003 and 2002, respectively, are as follows:

                                      Three months     Three months
                                          ended             ended
                                     March 31, 2004   March 31, 2003
                                    ---------------------------------
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
                                        =======           ======

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $8,500,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                            Three months     Three months
                                                ended             ended
                                           March 31, 2004   March 31, 2003
                                           -------------------------------

Statutory rate applied to loss
        before income taxes                 $ (295,000)       $ (102,000)
Increase (decrease) in income
        taxes resulting from:
     State income taxes                              -                 -
     Other, including reserve for
        deferred tax asset                     295,000           102,000
                                            ----------        ----------

       Income tax expense                   $        -        $        -
                                            ==========        ==========

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note O - Income Taxes - Continued

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                  December 31,     December 31,
                                                     2003             2002
                                                 ------------------------------

     Deferred tax assets - long-term
       Net operating loss carryforwards           $ 2,900,000       $ 2,244,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences            (250,000)         (250,000)
                                                  -----------       -----------
                                                    2,650,000         1,994,000
     Less valuation allowance                      (2,650,000)       (1,994,000)
                                                  -----------       -----------

       Net Deferred Tax Asset                     $         -       $         -
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

The Company has executed a private labeling agreement with Century International Arms, Inc. (Century). Under this agreement, the Company will produce it's standard catalog of small arms ammunition plus one specialty smallarms cartridge to Century's specifications for packaging in Century's designated labeling. This agreement will require no modifications to the Company's production line and will not require the addition of supplemental personnel or equipment. The initial shipment under this agreement is for an aggregate 2,010,000 rounds of ammunition at selling prices of $81.00 to $120.00 per 1,000 rounds, as defined in this agreement. The agreement is for an initial period of nine (9) months and covers periodic orders/shipments of an aggregate 13,670,000 rounds of ammunition from the Company's standard catalog of products and 1,000,000 of the specialty rounds made to Century's specifications. The Company began shipments under this agreement during the fourth quarter of 2003. During the first quarter of 2004, Century defaulted on certain agreed-upon payment schedules on merchandise sold during December 2003. In repayment of the outstanding trade debt, the Company accepted unscheduled product returns as payment of the trade debt. As a result of these issues, the Company recognized a charge to operations of approximately $28,000 on it's business activity with Century. The returned merchandise was repackaged and is resalable by the Company to other customers.

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

Contract 2:    U. S.  Department  of  Energy.  This  contract  covers  seven (7)
               separate products in the Company's  standard catalog of products.
               The U. S. Department of Energy is obligated to purchase an aggregate of 4,549,000 rounds of ammunition under this contract.
               Through March 31, 2004, the Company has not shipped any product under this contract.

Contract 3:    U. S. Department of Homeland Security.  This contract covers four
               (4) separate  products being introduced to the Company's  catalog
               through  the   strategic   alliance  with  IMI  and  requires  no
               modifications to the Company's production facilities or additions to the labor force.  The minimum annual volume is 1,000 rounds of each product and a maximum  annual volume of 9,600,000  rounds of two  (2)  products  and  36,000,000  of  the  remaining  two  (2)
               products. The Company has shipped all first article samples, as defined in the contract, and has received favorable feedback on a 20,000 round shipment during the first quarter of 2004. Full scale shipments are anticipated to commence during the second quarter of 2004.

During the first quarter of 2004 and subsequent thereto, the Company remains in negotiation for the issuance of purchase orders against these contracts and continues to prepare bids on other contracts from these and other U. S. Governmental agencies.

During the first quarter of 2004, the Company commenced a direct solicitation program for it's "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales.

Results of Operations

Three months ended March 31, 2004 compared with the three months ended March 31,2003.

During the three months ended March 31, 2004, we experienced net revenues of approximately $281,500 as compared to approximately $608,000 for the same period of 2003.

During the first quarter of 2004, the Company commenced a direct solicitation program for it's "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales.

We experienced costs of goods sold of approximately $705,000 for the three months ended March 31, 2004 as compared to approximately $675,000 for the three months ended March 31, 2003. Included in these amounts are approximately $173,000 and $164,000, respectively, for depreciation expense on manufacturing equipment and leasehold improvements on our production facility.

Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor.

These depreciation levels are anticipated to remain fairly constant as compared to the first quarter of 2004. Management has placed on order, and placed initial deposits on, new manufacturing equipment to automate the product packaging process and to add new quality assurance equipment on the production line. These commitments aggregate approximately $260,000. Management, at this time, does not anticipate any further significant capital equipment acquisitions. Further, the addition of the Industrial Plating Enterprise Co. equipment during 2003 allows us to produce certain components which were previously outsourced to unrelated third parties.

For the three months ended March 31, 2004 and 2003, respectively, we have generated a negative gross profit of approximately $(424,000), or (150,49%), and approximately $(67,000), or (10.96%).

We anticipate that with the fulfillment of the government contracts discussed above, continued retail consumer demand for our product line, lower production costs being experienced from internally generated plating activities and adequate liquidity, we will be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002 and further refined during 2003, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

We had no costs allocated to research and development expenses during either of the quarters ended March 31, 2004 and 2003.

During the first quarter of 2004, we expended approximately $123,000 in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

Other general and administrative expenses increased by approximately $80,000 from approximately $211,000 for the three months ended March 31, 2004 as compared to approximately $291,000 for the three months ended March 31, 2003. These increases are not identifiable by one specific area; however, relate to general corporate expenses, office and administrative wages and salaries and other related office overhead.

Included in our results of operations for the first quarter of 2004 are certain non-cash expenditure charges to operations of approximately $321,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. During Calendar 2003, we experienced a charge of approximately $94,000 for the amortization of the Beneficial Conversion Feature Discount on our Preferred Stock. This charge results from the difference between the closing quoted market price on our common stock and the equivalent converted price of our Mandatory Convertible Preferred Stock which was sold and converted during 2003.

We recognized a net loss of approximately $(1,188,000) and $(300,000) for the respective three month periods ended March 31,2004 and 2003, respectively, or $(0.02) and $(0.01) per share.

Liquidity And Capital Resources

As of March 31, 2004, December 31, 2003 and March 31, 2003, respectively, we had working capital of approximately $1,533,000, $2,000,000 and $568,000. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

We have used cash in operating activities of approximately $589,000 and $408,000 during the quarters ended March 31, 2004 and 2003, respectively.

The most significant use of cash in operations during the quarter ended March 31, 2004 was for the increase in on- hand inventory to support the anticipated demand on our retail dealer direct program and our existing and anticipated U.
S. Government contracts.

We anticipate that our improved liquidity position will continue to improve as management is of the opinion that the production capacity is in place to support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the quarters ended March 31, 2004 and 2003, respectively, we added approximately $302,000 and $7,000 in new equipment. Depending on future demand for our products, we may develop plans to increase our production capacity by an additional 50% to 100%, as influenced by the availability of manufacturing equipment on the open market and product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

During the period from January 1, 2004 through March 31, 2004, the Company issued an aggregate 2,400,000 shares of common stock, in two (2) separate transactions, in exchange for the redemption of approximately $50,000 in outstanding debenture balance and approximately $500,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $321,000 during this time period.

Research and Development

Depending on the demand for new product lines and the refinement of our production processes under our production agreement with Israel Military
Industries (IMI), an entity owned by the State of Israel, for the cross-production and sale of various small arms ammunition, we may or may not incur increased spending on research and development activities during Calendar 2004.

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


                                    Part II


Item 1 - Legal Proceedings

None


Item 2 - Changes in Securities

In January 2004, the Company issued 38,038 shares of restricted, unregistered common stock in payment of approximately $10,000 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarter ended December 31, 2003.

During the period from January 1, 2004 through March 31, 2004, the Company issued an aggregate 2,400,000 shares of common stock, in two (2) separate transactions, to La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, in exchange for the redemption of approximately $50,000 in outstanding debenture balance and approximately $500,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $321,000 during this time period.


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

                            American Ammunition, Inc.
                       ---------------------------------
                                  (Registrant)




Dated: April 27, 2004                   /s/ Andres Fernandez
                                        ------------------------------------
                                        Andres Fernandez
                                        President, Chief Executive Officer
                                        Chief Financial Officer and Director