Form 10KSB/A
period 2003-12-31
AMERICAN AMMUNITION INC/FL
filed 2004-05-18
CIK 1123648

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

     The purpose of this first amendment to the Company's Annual Report on Form 10-KSB is to correct four (4) errors to the audited financial statements for the period ended December 31, 2003. Amended financial statements are attached hereto.

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

The acquisition of AA, on September 29, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby AA is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the September 29, 2001 change in control transaction, the financial statements of the Company reflect the historical financial statements of AA from its inception on October 4, 1983 and the operations of the Company subsequent to September 29, 2001.

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

American Ammunition has been certified by the United States Small Business Administration as a "qualified HUBZone small business concern." Under this program, small businesses can qualify for special set-aside contracts, get up to a 10% edge in competitive contract bidding or even be the sole-source bidder in some cases. The program's name signifies the effort to promote businesses in "historically under-utilized business zones," generally blighted areas and its purpose is to create jobs for those who live in such areas as well.

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

Triton

On February 10, 2004, the Company executed a non-binding letter of intent to acquire the assets of Triton Ammunition Corporation ("Triton"). Such assets include machinery, raw materials and intellectual property rights. Triton will convey patents and licenses for the Hi-Vel and Quik-Shok lines of ammunition. For such assets, the Company is obligated to issue shares of the Company's restricted common stock valued at $1,400,000 based upon the average closing market price for the five (5) trading days ending on the third (3rd) trading day immediately prior to closing on the definitive agreement. The letter of intent is subject to further due diligence and expired if a definitive agreement was not executed on or before February 21, 2004, however the LOI has since been extended.

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


                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information.

The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "AAMI" and has been since October 23, 2001. Prior to that time, it was approved for trading under symbol "FBIB," although it never traded under that symbol. The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

Quarter                    Ask/High     Bid/Low
---------------------      --------     --------
09/01/2001-12/31/2001      1.75         0.53

01/01/2002-03/31/2002      0.81         0.33

04/01/2002-06/31/2002      0.65         0.36

07/01/2002 - 09/30/2002    0.57         0.31

10/01/2002 - 12/31/2002    0.47         0.38

12/31/2002 - 03/31/2003    0.78         0.53

04/01/2003 - 06/30/2003    0.85         0.42

07/01/2003 - 09/30/2003    0.55         0.37

10/01/2003 - 12/31/2003    0.42         0.22

1/1/2004   - 3/31/2004     0.50         0.27

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

                            American Ammunition, Inc.
                                  (Registrant)


Date: May 5, 2004       By: /s/ J.A. Fernandez, Sr.
                        ------------------------------------------------------
                        J.A. Fernandez, Sr., Chairman and Director of Sales

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


Signature                   Title                             Date

/s/ J.A. Fernandez, Sr.
----------------------      Chairman of the Board             May 5, 2004
J.A. Fernandez, Sr.         and Director of Sales

/s/ Andres F. Fernandez
----------------------      President and Chief               May 5, 2004
Andres F. Fernandez         Executive Officer

/s/ Emilio D. Jara
----------------------      Vice-President of Operations,     May 5, 2004
Emilio D. Jara              Secretary and Director

/s/ Maria A. Fernandez
----------------------      Director                          May 5, 2004
Maria A. Fernandez

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


                                                         /s/ S. W. Hatfield, CPA
                                                             S. W. HATFIELD, CPA
Dallas, Texas
January 23, 2004

                            AMERICAN AMMUNITION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                                            December 31,        December 31,
                                                                 2003               2002
                                                            ---------------------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                 $     505,671       $     157,316
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $-0- and $-0-, respectively                              520,835              31,288
   Inventory                                                    1,112,756             384,814
   Prepaid expenses                                                40,388              19,391
                                                            -------------       -------------

     Total Current Assets                                       2,179,650             592,809
                                                            -------------       -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                      7,131,233           6,843,135
   Office furniture and fixtures                                   62,893              58,528
   Leasehold improvements                                         184,690             188,263
                                                            -------------       -------------
                                                                7,378,816           7,089,926
   Accumulated depreciation                                    (4,066,390)         (3,393,301)
                                                            -------------       -------------

     Net Property and Equipment                                 3,312,426           3,696,625
                                                            -------------       -------------

Other Assets
   Deposits and other                                              77,860              77,860
                                                            -------------       -------------

        TOTAL ASSETS                                        $   5,569,936       $   4,367,294
                                                            =============       =============


                                  - Continued -




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-3

                            AMERICAN AMMUNITION, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2003 and 2002


                                                            December 31,        December 31,
                                                                 2003               2002
                                                            ---------------------------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                      $      7,841       $       9,507
   Customer deposits                                                4,100              80,953
   Accounts payable - trade                                       128,865             414,910
   Accrued interest payable                                             -              18,709
   Accrued dividends payable                                       11,020              12,600
                                                            -------------       -------------

     Total Current Liabilities                                    151,826             536,679

Long-Term Liabilities
   Note payable to a bank                                               -             450,000
   Capital leases payable                                               -               7,841
                                                            -------------       -------------

     Total Liabilities                                            151,826             994,520
                                                            -------------       -------------

Commitments and Contingencies

Mandatory Convertible Debenture                                   391,365             250,000
                                                            -------------       -------------


Mandatory Convertible Preferred Stock
   103,700 and 41,000 shares issued and outstanding               518,500             205,000
                                                            -------------       -------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                             -                   -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     66,893,628 and 55,328,166 shares issued
     and outstanding                                               66,894              55,328
   Additional paid-in capital                                  21,070,395          16,523,164
   Accumulated deficit                                        (16,629,044)        (13,660,718)
                                                            -------------       -------------

   Total Stockholders' Equity                                   4,508,245           2,917,774
                                                            -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   5,569,936       $   4,367,294
                                                            =============       =============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4

                            AMERICAN AMMUNITION, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2003 and 2002

                                                            Year ended          Year ended
                                                            December 31,        December 31,
                                                                 2003               2002
                                                            ---------------------------------

Revenues                                                    $   1,984,997       $   1,409,364
                                                            -------------       -------------
Cost of Sales
   Materials                                                    1,355,098           1,041,553
   Direct Labor                                                   868,004             663,787
   Other direct costs and expenses                                340,346             128,371
   Depreciation                                                   668,574             652,943
                                                            -------------       -------------
     Total Cost of Sales                                        3,232,022           2,456,654
                                                            -------------       -------------

Gross Profit                                                   (1,247,025)         (1,047,290)
                                                            -------------       -------------
Operating Expenses
   Research and development expenses                                4,038               3,662
   Marketing and promotion expenses                               115,767              23,453
   Salaries, wages and related expenses                           399,710             341,532
   Other operating expenses                                       567,700             389,732
   Interest expense                                                35,154              72,444
   Depreciation expense                                             4,516               2,642
   Compensation expense related to common stock
     issuances at less than "fair value"                          882,291              11,538
                                                            -------------       -------------
     Total Operating Expenses                                   2,009,176             845,003
                                                            -------------       -------------
Loss from Operations                                           (3,256,201)         (1,892,293)

Other Income (Expense)
   Other income (expense)                                          63,382               9,206
   Gain on forgiveness of accounts payable                        339,202                   -
   Gain on sale of equipment                                        7,900                   -
   Amortization of Beneficial Conversion
     Feature Discount on Preferred Stock                          (93,678)                  -
                                                            -------------       -------------
Loss before Income Taxes                                       (2,939,395)         (1,883,087)

Provision for Income Taxes                                              -                   -
                                                            -------------       -------------
Net Loss                                                       (2,939,395)         (1,883,087)

Other Comprehensive Income                                              -                   -
                                                            -------------       -------------
Comprehensive Loss                                             (2,939,395)         (1,883,087)

Preferred Stock Dividends                                         (28,931)            (23,000)
                                                            -------------       -------------
Net Loss available to Common Shareholders                   $  (2,968,326)      $  (1,883,087)
                                                            =============       =============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted           $       (0.05)      $       (0.04)
                                                            =============       =============

Weighted-average number of common shares outstanding           61,202,839          52,605,993
                                                            =============       =============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5

                            AMERICAN AMMUNITION, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2003 and 2002

                                           Mandatory Convertible
                                               Preferred Stock         Common Stock       Additional
                                           ----------------------   -------------------     paid-in    Accumulated
                                              Shares     Amount      Shares      Amount     capital      deficit         Total
                                           --------------------------------------------------------------------------------------
Balances at January 1, 2002                  46,000   $  230,000    49,971,214  $ 49,971  $14,678,776  $(11,734,631)  $2,994,116

Issuance of common stock for
   Cash                                           -            -     4,470,805     4,471    1,469,462             -    1,473,933
   Conversion of debt and accrued interest        -            -       277,777       278      124,722             -      125,000
   Conversion of trade accounts payable           -            -       432,721       433      181,584             -      182,017
   Consulting fees                                -            -        98,664        98       33,297             -       33,395
   Payment of preferred stock dividends           -            -        21,985        22       10,378             -       10,400
   Conversion of preferred stock             (5,000)     (25,000)       55,000        55       24,945             -       25,000
Costs of acquiring convertible debenture          -            -             -         -            -       (20,000)     (20,000)
Dividends declared on Preferred Stock             -            -             -         -            -       (23,000)     (23,000)
Net loss for the year                             -            -             -         -            -    (1,883,087)  (1,883,087)
                                             ------   ----------    ----------  --------   ----------   -----------   ----------

Balances at December 31, 2002                41,000      205,000    55,328,166    55,328   16,523,164   (13,660,718)   2,917,774

Issuance of preferred stock for Cash         91,700      458,500             -         -            -             -      458,500
   Less costs of raising capital                  -            -             -         -      (45,850)            -      (45,850)
Issuance of common stock for
   Cash                                           -            -     4,552,183     4,552    1,179,630             -    1,184,182
   Conversion of debenture                        -            -     4,561,753     4,562    1,086,364             -    1,090,926
   Exercise of warrant for cash                   -            -     2,086,350     2,086    2,084,264             -    2,086,350
   Payment of preferred stock dividends           -            -        46,176        46       20,464             -       20,510
   Conversion of preferred stock            (29,000)    (145,000)      319,000       319      144,681             -            -
Costs of acquiring convertible debenture          -            -             -         -      (16,000)            -            -
Beneficial Conversion Discount
   Feature on preferred stock                     -            -             -         -       93,678             -       93,678
Dividends declared on Preferred Stock             -            -             -         -            -       (28,931)     (28,931)
Net loss for the year                             -            -             -         -            -    (2,939,395)  (2,939,395)
                                            -------   ----------    ----------  --------   ----------   -----------    ---------

Balances at December 31, 2003                62,700   $  518,500    66,893,628  $ 66,894  $21,070,395  $(16,629,044)  $4,508,245
                                            =======   ==========    ==========  ========   ==========   ===========    =========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6

                            AMERICAN AMMUNITION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002

                                                                                 Year ended      Year ended
                                                                                December 31,    December 31,
                                                                                    2003           2002
                                                                                ------------------------------
Cash flows from operating activities
   Net loss for the year                                                        $(2,939,395)    $(1,883,087)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                                673,090         655,585
       Bad debt expense                                                               2,522               -
       Gain on forgiveness of accounts payable                                     (339,202)              -
       Gain on sale of equipment                                                     (7,900)              -
       Amortization of conversion discount on preferred stock                        93,678               -
       Compensation expense related to common stock
         issuances at less than "fair value"                                        882,291          11,538
       Common stock issued for fees and services                                          -          33,395
       Accrued interest converted to common stock                                         -          24,000
       (Increase) Decrease in
         Accounts receivable                                                       (492,069)        (31,288)
         Inventory                                                                 (727,942)       (258,884)
         Prepaid expenses, deposits and other                                       (20,997)        (13,483)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                              53,157         126,384
         Accrued payroll                                                            (18,709)         18,709
         Customer deposits                                                          (76,853)         80,953
                                                                                -----------     -----------
Net cash provided by (used in) operating activities                              (2,918,329)     (1,236,178)
                                                                                -----------     -----------

Cash flows from investing activities
   Cash received on sale of equipment                                                 7,900               -
   Purchase of property and equipment                                              (288,891)       (386,955)
                                                                                -----------     -----------
Net cash used in investing activities                                              (280,991)       (386,955)
                                                                                -----------     -----------

Cash flows from financing activities
   Increase in cash overdraft                                                             -               -
   Cash received (paid) on short term loans - net                                         -               -
   Cash received on long-term loans                                                       -               -
   Principal paid on long-term loans                                               (450,000)       (500,000)
   Principal paid on long-term capital leases                                        (9,507)         (8,365)
   Cash received on sale of Mandatory Convertible Preferred Stock                   458,500               -
   Cash received on issuance of Mandatory Convertible Debenture                     350,000         250,000
   Cash received on sale of common stock                                          3,260,532       1,462,395
   Cash paid to acquire capital                                                     (61,850)        (20,000)
                                                                                -----------     -----------
Net cash provided by financing activities                                         3,547,675       1,184,030
                                                                                -----------     -----------

INCREASE (DECREASE) IN CASH                                                         348,355        (439,103)

Cash at beginning of year                                                           157,316         596,419
                                                                                -----------     -----------
Cash at end of year                                                             $   505,671     $   157,316
                                                                                ===========     ===========

                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7

                            AMERICAN AMMUNITION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2003 and 2002


                                                                                 Year ended      Year ended
                                                                                December 31,    December 31,
                                                                                    2003           2002
                                                                                ------------------------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                               $    26,170     $    29,735
                                                                                ===========     ===========
     Income taxes paid for the period                                           $         -     $         -
                                                                                ===========     ===========

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt into common stock                                       $   208,635     $   101,000
                                                                                ===========     ===========
     Payment of accounts payable with
       issuance of common stock                                                 $         -     $   182,017
                                                                                ===========     ===========
     Payment of accrued dividends on preferred
       stock with common stock                                                  $    30,511     $    10,400
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


Note E - Inventory

As of December 31, 2003 and 2002, inventory consisted of the following components:

                                        December 31,      December 31,
                                            2003               2002
                                     -------------------------------------

Raw materials                            $  523,550         $ 149,824
Work in process                             360,450           116,216
Finished goods                              212,832           118,774
                                         ----------          --------

Totals                                   $1,112,756         $ 384,814
                                         ==========          ========


Note F - Property and Equipment

Property and equipment consist of the following components:

                                    December 31,   December 31,      Estimated
                                        2003             2002        useful life
                                    -------------- ------------   --------------

   Manufacturing equipment          $7,131,233       $6,843,135     3-10 years
   Office furniture and fixtures        62,893           58,528     3- 7 years
   Leasehold improvements              184,690          188,263     8-20 years
                                    ----------       ----------
                                     7,378,816        7,089,926
   Accumulated depreciation         (4,066,390)      (3,393,301)
                                    ----------       ----------

   Net property and equipment       $3,312,426       $3,696,625
                                    ==========       ==========

Total depreciation expense charged to operations for the years ended December 31, 2003 and 2002 was approximately $673,090 and $655,585, respectively.

                            AMERICAN AMMUNITION, INC.

Note F - Property and Equipment - Continued

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                 December 31,   December 31,
                                                     2003            2002
                                                 ------------------------------

     Manufacturing and processing equipment       $153,400      $153,400
     Less accumulated depreciation                 (69,859)      (54,519)
                                                  ---------     --------

                                                  $ 83,541      $ 98,881
                                                  =========     ========

Note G - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2003 and 2002, respectively:

                                                                   December 31, December 31,
                                                                      2003          2002
                                                                   ------------ ------------
Three separate  capital leases payable to various  equipment financing  companies.  Interest  ranging  between 11.37% and
14.05%.   Payable  in  aggregate  monthly   installments  of
approximately  $935,  including  interest.  Final maturities
occur   between    September   2004   and   December   2004.
Collateralized    the   underlying   leased    manufacturing
equipment.                                                           $ 7,841    $17,348

     Less current maturities                                          (7,841)    (9,507)
                                                                     -------    -------

     Long-term portion                                               $     -    $ 7,841
                                                                     =======    =======

Future maturities of capital leases payable are as follows:

                             Year ending
                             December 31      Amount
                             ------------------------

                               2004           $7,841
                                              ======

                            AMERICAN AMMUNITION, INC.

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

                            AMERICAN AMMUNITION, INC.

Note I - Convertible Debenture - Continued

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

                            AMERICAN AMMUNITION, INC.

Note I - Convertible Debenture - Continued

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


Note J - Preferred Stock Transactions

Preferred stock consists of the following as of December 31, 2003 and 2002, respectively:

                                         December 31, 2003    December 31, 2002
                                        -----------------    -----------------
                                         # shares   value    # shares  value
                                         -------- --------   -------- --------
Series A Cumulative Convertible Stock     12,000  $ 60,000    41,000  $205,000
Series B Cumulative Convertible Stock     91,700   458,500         -         -
                                         -------  --------   -------  --------
                                         103,700  $518,500    41,000  $205,000
                                         =======  ========   =======  ========

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

                            AMERICAN AMMUNITION, INC.

Note K - Common Stock Transactions - Continued

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

                            AMERICAN AMMUNITION, INC.

Note K - Common Stock Transactions - Continued

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

                            AMERICAN AMMUNITION, INC.

Note K - Common Stock Transactions - Continued

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

                            AMERICAN AMMUNITION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note L - Rental Commitments - Continued

Future minimum rental payments on the above leases are as follows:

                     Year ended
                     December 31,       Amount
                     ----------------------------
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







                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.

Note M - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                       Year ended    Year ended
                                                      December 31,  December 31,
                                                          2003           2002
                                                      --------------------------

Statutory rate applied to loss before income taxes     $(999,400)   $  (640,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -              -
     Other, including reserve for deferred tax asset     999,400        640,000
                                                       ---------    -----------

       Income tax expense                              $       -    $         -
                                                       =========    ===========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                 Year ended     Year ended
                                                December 31,   December 31,
                                                    2003           2002
                                                ---------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards         $2,900,000     $2,244,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences         (250,000)      (250,000)
                                                ----------     ----------
                                                 2,650,000      1,994,000
     Less valuation allowance                   (2,650,000)    (1,994,000)
                                                ----------     ----------

       Net Deferred Tax Asset                   $        -     $        -
                                                ==========     ==========

During the years ended December 31, 2003 and 2002, respectively, the valuation allowance increased by approximately $656,000 and $629,000.

                            AMERICAN AMMUNITION, INC.

Note N - Revenue Concentrations

The Company sells to both commercial and governmental customers, in both domestic and foreign markets. The following table shows the Company's gross revenue composition:

                             Year ended                Year ended
                          December 31, 2003         December 31, 2002
                          -----------------         -----------------
                        Amount     % of total     Amount     % of total
                        ---------------------     ---------------------
Domestic
   Commercial
     Customer A         $   524,210    24.96      $  555,895     43.24
     Customer B             463,423    22.07               -         -
     Customer C             188,546     8.98         347,100     22.80
     Others                 348,022    16.58         619,705     33.96
                        -----------   ------      ----------    ------
                          1,524,201    72.59       1,522,700    100.00
                        -----------   ------      ----------    ------
   Governmental
     Customer D             421,290    20.06               -         -
     Others                  23,663     1.12               -         -
                        -----------   ------      ----------    ------
                            444,953    21.18               -         -
                        -----------   ------      ----------    ------
Foreign
   Governmental             130,710     6.23               -         -
                        -----------   ------      ----------    ------
     Totals             $ 2,099,864   100.00      $ 1,522,700   100.00
                        ===========   ======      ===========   ======

Note O - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively.

                              Quarter ended   Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31,       June 30,       September 30,   December 31,   December 31,
Calendar 2003
   Revenues - net              $   608,437     $    289,551    $    317,729    $    769,280   $   1,984,997
   Gross profit                $   (66,668)    $   (463,653)   $   (462,483)   $   (254,221)  $  (1,247,025)
   Net earnings after
     provision for
     income taxes              $  (300,355)    $ (1,232,951)   $ (1,200,981)   $   (205,108)  $  (2,939,395)
   Basic and fully diluted
     earnings per share        $     (0.01)    $      (0.02)   $      (0.02)            nil   $       (0.05)
   Weighted average
     number of shares
     issued and outstanding     56,638,979       59,294,402      61,683,424      66,253,535      61,202,839

Calendar 2002
   Revenues - net              $   272,493     $    434,641    $    570,320    $    131,910   $   1,409,364
   Gross profit                $  (144,971)    $    (74,098)   $   (223,402)   $   (604,819)  $  (1,047,290)
   Net earnings after
     provision for
     income taxes              $  (236,254)    $   (262,562)   $   (528,024)   $   (856,247)  $  (1,883,087)
   Basic and fully diluted
     earnings per share        $     (0.01)    $      (0.01)   $      (0.01)   $      (0.01)  $       (0.04)
   Weighted average
     number of shares
     issued and outstanding     50,165,120       52,023,409      53,395,558      54,684,555      52,605,993