Form 10QSB
period 2004-06-30
AMERICAN AMMUNITION INC/FL
filed 2004-08-16
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 28, 2004: 74,656,926


Transitional Small Business Disclosure Format (check one):   YES [_]   NO [X]

                            American Ammunition, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        21

  Item 3   Controls and Procedures                                          27


Part II - Other Information

  Item 1   Legal Proceedings                                                27

  Item 2   Changes in Securities                                            27

  Item 3   Defaults Upon Senior Securities                                  28

  Item 4   Submission of Matters to a Vote of Security Holders              28

  Item 5   Other Information                                                28

  Item 6   Exhibits and Reports on Form 8-K                                 28


Signatures                                                                  28

Part I
Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                                                June 30, 2004   June 30, 2003
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     439,037   $   1,035,181
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0- and $-0-, respectively                    37,073          96,694
   Inventory                                                                        1,020,460         459,156
   Prepaid expenses                                                                    36,760          27,687
                                                                                -------------   -------------

     Total Current Assets                                                           1,533,330       1,618,718
                                                                                -------------   -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                          7,446,870       6,865,916
   Office furniture and fixtures                                                       82,719          62,893
   Leasehold improvements                                                             187,397         190,028
                                                                                -------------   -------------
                                                                                    7,716,986       7,118,837
   Accumulated depreciation                                                        (4,417,688)     (3,724,728)
                                                                                -------------   -------------

     Net Property and Equipment                                                     3,299,298       3,394,109
                                                                                -------------   -------------


Other Assets
   Deposits and other                                                                  83,660          77,860
                                                                                -------------   -------------

     Total Other Assets                                                                83,660          77,860
                                                                                -------------   -------------

TOTAL ASSETS                                                                    $   4,916,288   $   5,090,687
                                                                                =============   =============




                                  - Continued -




The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    3

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                                                June 30, 2004   June 30, 2003
                                                                                -------------   -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                         $       2,606   $       9,507
   Customer deposits                                                                    4,100          30,000
   Accounts payable - trade                                                           218,116         409,225
   Accrued dividends payable                                                           12,221          20,991
                                                                                -------------   -------------

     Total Current Liabilities                                                        237,043         469,723

Long-Term Liabilities
   Capital leases payable                                                                   -           3,239
                                                                                -------------   -------------

     Total Liabilities                                                                237,043         472,962
                                                                                -------------   -------------

Commitments and Contingencies

Convertible Debenture                                                                 266,365         524,865
                                                                                -------------   -------------

Mandatory Convertible Preferred Stock
   net of Beneficial Conversion Discount Feature
     103,700 and 123,700 shares issued and outstanding                                518,500         555,770
                                                                                -------------   -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                                 -               -
     1,000,000 shares allocated to Series B                                                 -               -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     75,656,926 and 59,806,008 shares issued and outstanding                           73,657          59,816
   Additional paid-in capital                                                      23,089,172      18,554,276
   Accumulated deficit                                                            (18,993,449)    (15,077,002)
                                                                                -------------   -------------
                                                                                    4,169,380       3,537,090
   Stock subscription receivable                                                     (275,000)              -
                                                                                -------------   -------------

   Total Stockholders' Equity                                                       3,894,380       3,537,090
                                                                                -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   4,916,288   $   5,090,687
                                                                                =============   =============



The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    4

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2004 and 2003

                                   (Unaudited)


                                              Six months        Six months      Three months    Three months
                                                 ended             ended           ended           ended
                                             June 30, 2004      June 30, 2003   June 30, 2004   June 30, 2003
                                             -------------      -------------   -------------   -------------
Revenues                                     $     850,292      $     897,988   $     568,785   $     289,551
                                             -------------      -------------   -------------   -------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                     1,602,707          1,099,140       1,070,662         588,354
   Depreciation                                    347,511            329,169         174,423         164,850
                                             -------------      -------------   -------------   -------------
      Total Cost of Sales                        1,950,218          1,428,309       1,245,085         753,204
                                             -------------      -------------   -------------   -------------

Gross Profit                                    (1,099,926)          (530,321)       (676,300)       (463,653)
                                             -------------      -------------   -------------   -------------

Operating Expenses
   Research and development expenses                 6,474                324           6,474             324
   Marketing and promotion expenses                254,054             13,515         130,875           3,583
   Other operating expenses                        595,092            458,472         304,425         376,536
   Interest expense                                    767             16,545             507           4,825
   Depreciation expense                              3,787              2,258           1,893           1,372
   Compensation expense related to
      common stock issuances at less
      than "fair value"                            356,000            354,304          35 000         354,304
                                             -------------      -------------   -------------   -------------
      Total Operating Expenses                   1,243,993            845,418         479,174         740,944
                                             -------------      -------------   -------------   -------------

Loss from Operations                            (2,343,919)        (1,375,739)     (1,155,474)     (1,204,597)

Other Income (Expense)
   Interest and other income                           254              2,594             167           2,594
   Amortization of Beneficial
      Conversion Feature Discount
      on Preferred Stock                                 -            (30,948)              -         (30,948)
                                             -------------      -------------   -------------   -------------
Income (Loss) before Income Taxes               (2,343,665)        (1,404,093)     (1,155,307)     (1,232,951)

Provision for Income Taxes                               -                  -               -               -
                                             -------------      -------------   -------------   -------------

Net Income (Loss)                               (2,343,665)        (1,404,093)     (1,155,307)     (1,232,951)
Other Comprehensive Income                               -                  -               -               -
                                             -------------      -------------   -------------   -------------

Comprehensive Income (Loss)                  $  (2,343,665)     $  (1,404,093)  $  (1,155,307)  $  (1,232,951)
                                             =============      =============   =============   =============

Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.03)     $       (0.02)  $       (0.02)  $       (0.02)
                                             =============      =============   =============   =============

Weighted-average number of
   common shares outstanding                    69,458,597         57,972,390      71,148,043      59,294,402
                                             =============      =============   =============   =============

The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    5

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                                                 Six months      Six months
                                                                                    ended           ended
                                                                                June 30, 2004   June 30, 2003
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (2,343,665)    $(1,404,093)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                  351,298         331,427
       Bad debt expense                                                                27,819               -
       Amortization of Beneficial Conversion Feature
         Discount on Preferred Stock                                                        -          30,948
       Compensation expense related to common stock
         issuances at less than "fair value"                                          356,000         354,304
       (Increase) Decrease in
         Accounts receivable                                                          455,943         (65,406)
         Inventory                                                                     92,296         (74,342)
         Prepaid expenses, deposits and other                                          (2,172)         (8,296)
       Increase (Decrease) in
         Accounts payable - trade                                                      89,252          (5,685)
         Other accrued expenses                                                             -         (18,709)
         Customer deposits                                                                  -         (50,953)
                                                                                -------------   -------------
Net cash used in operating activities                                                (973,229)       (910,805)
                                                                                -------------   -------------

Cash flows from investing activities
   Purchase of property and equipment                                                (338,170)        (28,911)
                                                                                -------------   -------------
Net cash used in investing activities                                                (338,170)        (28,911)
                                                                                -------------   -------------

Cash flows from financing activities
   Principal paid on long-term debt                                                         -        (450,000)
   Principal paid on long-term capital leases                                          (5,235)         (4,602)
   Cash paid to obtain capital                                                              -         (61,850)
   Cash received on convertible debenture                                                   -         350,000
   Cash received on sale of convertible preferred stock                                     -         458,500
   Cash received on sale of common stock                                            1,250,000       1,525,533
                                                                                -------------   -------------
Net cash provided by financing activities                                           1,244,765       1,817,581
                                                                                -------------   -------------

Increase (Decrease) in Cash                                                           (66,634)        877,865

Cash at beginning of year                                                             505,671         157,316
                                                                                -------------   -------------

Cash at end of year                                                             $     439,037   $   1,035,181
                                                                                =============   =============




                                  - Continued -



The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    6

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                                                 Six months      Six months
                                                                                    ended           ended
                                                                                June 30, 2004   June 30, 2003
                                                                                -------------   -------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                               $         767   $      16,545
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt and accrued interest payable
       to a shareholder into common stock                                       $     125,000   $           -
                                                                                =============   =============
     Common stock issued in payment for costs of raising capital                $      36,000   $           -
                                                                                =============   =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $      19,540   $       3,800
                                                                                =============   =============















The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    7

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

6.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     At June 30, 2004 and 2003, the Company had no common stock equivalents outstanding.

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


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the separate companies are each entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2003 and 2002 and each of the six months ended June 30, 2004 and 2003, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.


Note F - Inventory

As of June 30, 2004 and 2003, inventory consisted of the following components:

                                  June 30, 2004      June 30, 2003
                                  ---------------------------------
         Raw materials            $     121,795      $     152,770
         Work in process                562,094            149,467
         Finished goods                 336,571            156,919
                                  -------------      -------------

         Totals                   $   1,020,460      $     459,156
                                  =============      =============








                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note G - Property and Equipment

Property and equipment consist of the following components:

                                            June 30,     June 30,     Estimated
                                              2004         2003      useful life
                                         ------------ -------------- -----------

   Manufacturing equipment                $ 7,446,870    $ 6,865,916  3-10 years
   Office furniture and fixtures               82,719         62,893  3- 7 years
   Leasehold improvements                     187,397        190,028  8-20 years
                                          -----------    ----------
                                            7,716,986     7,118,837
   Accumulated depreciation                (4,417,688)   (3,724,728)
                                           ---------     ----------

   Net property and equipment             $3,299,298     $3,394,109
                                          ==========     ==========

Total depreciation expense charged to operations for the six months ended June 30, 2004 and 2003 was approximately $351,298 and $331,427. respectively.

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                June 30, 2004      June 30, 2003
                                               ---------------------------------

     Manufacturing and processing equipment      $  153,400         $  153,400
     Less accumulated depreciation                  (91,211)           (62,189)
                                                 ----------         ----------
                                                 $   62,189         $   91,211
                                                 ==========         ==========


Note H - Working Capital Advance

On March 13, 2003, La Jolla Cove Investors, Inc., the holder of the Company's convertible debenture, advanced the Company an additional $200,000 for working capital purposes. At La Jolla Cove's sole discretion, the $200,000 could be allocated in any proportion to a) an increase in the principal amount of the debenture and/or b) a prepayment for a future warrant exercise. During the 2nd quarter of 2003, La Jolla elected to add this balance to the principal balance on the convertible debenture.










                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note I- Capital Leases Payable

Capital leases payable consist of the following as of June 30, 2004 and 2003, respectively:

                                                                                June 30, 2004      June 30, 2003
                                                                                ---------------------------------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued  interest.  Final maturities occur between September
2004 and December 2004. Collateralized the underlying leased
manufacturing equipment.                                                        $      2,606       $      12,746

     Less current maturities                                                          (2,606)             (9,507)
                                                                                ------------       -------------

     Long-term portion                                                          $          -       $       3,239
                                                                                ============       =============

Future maturities of capital leases payable are as follows:

                   Year ending
                   December 31       Amount
                   ------------------------

                   2004            $  2,606
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

At June 30, 2004 and 2003, respectively, the outstanding balance on the Debenture was approximately $266,365 and $524,865.

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

On various dates through June 30, 2004, the Debenture Holder elected to convert an aggregate $333,635, through 29 separate transactions, in outstanding Debenture principal into restricted, unregistered common stock. This election caused the Company to issue 8,711,753 shares of restricted, unregistered common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 3,336,350 shares of the Company's restricted, unregistered common stock for gross proceeds of $3,336,350.

As of June 30, 2004, pursuant to the conversion terms of the Debenture, the Debenture Holder is in arrears in the contractually obligated conversions, and accordingly, the related mandatory warrant exercise.


Note L - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2004 and 2003, respectively:

                                             June 30, 2004      June 30, 2003
                                             -------------      -------------
                                           # shares   value   # shares   value
                                           -------- --------  -------- --------
Series A Cumulative Convertible Stock       12,000  $ 60,000   36,000  $160,000
Series B Cumulative Convertible Stock       91,700   458,500   91,700   458,500
                                           -------- --------  -------- --------
                                           103,700   518,500   127,700  618,500
                                                     =======           ========
Beneficial Conversion Feature Discount                     -            (62,730)
                                                    --------           --------
                                                    $518,500           $555,770
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


Note M - Common Stock Transactions

In January 2003, the Company issued an aggregate 937,568 shares of restricted, unregistered common stock for cash proceeds of approximately $324,182. These sales were made at a price of either $0.23 or $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used for operating working capital. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In February 2003, the Company issued 384,615 shares of restricted, unregistered common stock for cash proceeds of approximately $100,000. These sales were made at a price of $0.26 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to reduce the Company's outstanding long-term debt. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In March 2003, the Company issued 972,222 shares of restricted, unregistered common stock for cash proceeds of approximately $350,000. These sales were made at a price of $0.36 per share, which was in excess of the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The proceeds of this transaction were used to reduce the Company's outstanding long-term debt. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                   American Ammunition, Inc. and Subsidiaries

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

In May 2003, the Company issued 1,967 shares of restricted, unregistered common stock in payment of approximately $1,200 in accrued dividends payable on the Company's outstanding Series A Preferred Stock for the quarter ended March 31, 2003. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

In October 2003, the Company issued an aggregate 37,866 shares of restricted, unregistered common stock in payment of approximately $16,710 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarters ended June 30, 2003 and September 30, 2003, collectively. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In January 2004, the Company issued 38,038 shares of restricted, unregistered common stock in payment of approximately $10,000 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarter ended December 31, 2003. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                   American Ammunition, Inc. and Subsidiaries

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

In May 2004, the Company issued 25,260 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended March 31, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

During the period from April 1, 2004 through June 30, 2004, the Company issued an aggregate 3,000,000 shares of common stock, in three (3) separate transactions, in exchange for the redemption of approximately $75,000 in outstanding debenture balance and approximately $750,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $35,000 during this time period. Additionally, on June 29, 2004, the Company issued an additional 1,000,000 shares of common stock in advance of the exercise of a $25,000 redemption on the outstanding debenture payable and a $250,000 cash payment on the exercise of the affiliated warrant, which was received in July 2004.

On May 26, 2004, the Company issued 300,000 shares of restricted, unregistered common stock to two separate corporations in payment and full satisfaction of all amounts due for fees and/or commissions due in conjunction with the Company's convertible debenture financing transaction. This transaction was valued at approximately $36,000, which approximated the "fair value" of the underlying securities given in payment and the related charges for the services provided. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


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

Note N - Rental Commitments - Continued

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

In May 2004, the Company entered into a long-term lease agreement for a warehouse facility adjacent to the Company's primary office and manufacturing facility. This lease is for a period of two (2) years and requires payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. This lease expires on May 31, 2006. Further, the Company is responsible for any incremental real estate taxes and property insurance in excess of the amounts incurred by the landlord for the calendar year immediately preceding the execution of the lease.

Future minimum rental payments on the above leases are as follows:

                  Year ended
                  December 31,     Amount
                  -------------------------
                  2004           $ 104,196
                  2005              99,348
                  2006              56,242
                  2007               4,076
                                 ---------
                  Totals         $ 263,862
                                 =========

Note O - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2004 and 2003, respectively, are as follows:

                                    Six months      Six months
                                       ended           ended
                                   June 30, 2004  June 30, 2003
                                   ----------------------------
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
                                      =======        =======

                   American Ammunition, Inc. and Subsidiaries

Note O - Income Taxes - Continued

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

The Company's income tax expense (benefit) for the six months ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Six months   Six months
                                                          ended        ended
                                                     June 30, 2004 June 30, 2003
                                                    ----------------------------

Statutory rate applied to loss before income taxes     $ (797,000)   $ (477,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      797,000       477,000
                                                       ----------    ----------

       Income tax expense                              $        -    $        -
                                                       ==========    ==========

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                December 31,    December 31,
                                                    2003            2002
                                                -----------------------------

     Deferred tax assets - long-term
       Net operating loss carryforwards          $ 2,900,000     $ 2,244,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences           (250,000)       (250,000)
                                                 -----------     -----------
                                                   2,650,000       1,994,000
     Less valuation allowance                     (2,650,000)     (1,994,000)
                                                 -----------    ------------

       Net Deferred Tax Asset                    $         -    $          -
                                                 ===========    ============

During the years ended December 31, 2003 and 2002, respectively, the valuation allowance increased by approximately $656,000 and $629,000.







                (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis or Plan of Operation

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Quarterly Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

In prior periods, the Company executed a private labeling agreement with Century International Arms, Inc. (Century). Under this agreement, the Company was to produce it's standard catalog of small arms ammunition plus one specialty small arms cartridge to Century's specifications for packaging in Century's designated labeling. This agreement required no modifications to the Company's production line and did not require the addition of supplemental personnel or equipment. The Company made an initial shipment under this agreement to Century during December 2003. Virtually immediately, the Company began to experience problems with Century regarding Century's compliance with their performance criteria under this agreement. During the first quarter of 2004, Century defaulted on certain agreed-upon payment schedules on merchandise sold during December 2003. In repayment of the outstanding trade debt, the Company accepted unscheduled product returns as payment of the trade debt. As a result of these issues, the Company recognized a charge to operations of approximately $28,000 on it's business activity with Century. The returned merchandise was repackaged and is resalable by the Company to other customers. As of June 30, 2004, the Company has cancelled this agreement, and is contemplating litigation against Century for breach of contractual obligations under this agreement.

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

During the first quarter of 2004, the Company commenced a direct solicitation program for it's "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales. The Company continues to experience increases in customer demand, order size and reorder quantities in this program by smaller "single store" owner/operators of retail outlets selling the Company's products. It is anticipated that the overall Calendar 2004 sales volume through the "dealer direct" program may well equal or exceed the sales volumes generated by wholesale distributors in prior years.


                (Remainder of this page left blank intentionally)

Results of Operations

Six months ended June 30, 2004 compared with the six months ended June 30, 2003.

During the six and three months ended June 30, 2004, we experienced net revenues
of   approximately   $850,000  and  $569,000,   respectively,   as  compared  to
approximately $898,000 and $290,000 for the same respective periods of 2003.

During the first quarter of 2004, the Company commenced a direct solicitation program for it's "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales. The Company continues to experience increases in customer demand, order size and reorder quantities in this program by smaller "single store" owner/operators of retail outlets selling the Company's products. It is anticipated that the overall Calendar 2004 sales volume through the "dealer direct" program may well equal or exceed the sales volumes generated by wholesale distributors in prior years.

We experienced costs of goods sold of approximately $1,950,218 for the six months ended June 30, 2004 as compared to approximately $1,428,000 for the six months ended June 30, 2003. Included in these amounts are approximately $348,000 and $329,000, respectively, for depreciation expense on manufacturing equipment and leasehold improvements on our production facility.

Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor.

These depreciation levels are anticipated to remain fairly constant as compared to the first quarter of 2004. Management has placed on order, and placed initial deposits on, new manufacturing equipment to automate the product packaging process and to add new quality assurance equipment on the production line. These commitments aggregate approximately $260,000, of which the majority has been expended through June 30, 2004. Management, at this time, does not anticipate any further significant capital equipment acquisitions. Further, the addition of the Industrial Plating Enterprise Co. equipment during 2003 allows us to produce certain components which were previously outsourced to unrelated third parties.

For the six months ended June 30, 2004 and 2003, respectively, we have generated a negative gross profit of approximately $(1,100,000), or (129.36%), and approximately $(530,000), or (59.06%).

Our research during the second quarter of 2004 has revealed that the various governmental agencies which have issued purchase contracts to us either purchased large quantities during the last 60 days of the Federal Government's year ended September 30, 2003 or are experiencing transitional purchasing problems or issues surrounding the reorganization of various agencies into the Department of Homeland Security, with the related issues of Congressional appropriations for funding the necessary expenditures of these reorganized agencies. We continue to anticipate that with the fulfillment of the government contracts discussed above, continued retail consumer demand for our product line, lower production costs being experienced from internally generated plating activities and adequate liquidity, we will be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002 and further refined during 2003, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

We had minimal costs allocated to research and development expenses during either of the quarters ended June 30, 2004 and 2003.

During the six months of 2004, we expended approximately $254,000 in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

Other general and administrative expenses increased by approximately $137,000 from approximately $595,000 for the six months ended June 30, 2004 as compared to approximately $458,000 for the six months ended June 30, 2003. These increases are not identifiable by one specific area; however, relate to general corporate expenses, office and administrative wages and salaries and other related office overhead.

Included in our results of operations for the first six months of 2004 are certain non-cash expenditure charges to operations of approximately $356,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. During Calendar 2003, we experienced a charge of approximately $94,000 for the amortization of the Beneficial Conversion Feature Discount on our Preferred Stock. This charge results from the difference between the closing quoted market price on our common stock and the equivalent converted price of our Mandatory Convertible Preferred Stock which was sold and converted during 2003.

We recognized a net loss of approximately $(2,344,000) and $(1,404,000) for the respective three month periods ended March 31,2004 and 2003, respectively, or $(0.03) and $(0.02) per share.

Liquidity And Capital Resources

As of June 30, 2004, December 31, 2003 and June 30, 2003, respectively, we had working capital of approximately $1,296,287, $2,000,000 and $1,148,995. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

We have used cash in operating activities of approximately $(973,000) and $(911,000) during the quarters ended March 31, 2004 and 2003, respectively.

The most significant use of cash in operations during the six months ended June 30, 2004 was for the support of our operations where our costs, expenses and overhead was in excess of the sales volume that we generated, including increased advertising and marketing expenses to institute our new retail dealer direct program.

We anticipate that our improved liquidity position will continue to improve as management is of the opinion that the production capacity is in place to support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the six months ended June 30, 2004 and 2003, respectively, we added approximately $338,000 and $29,000 in new equipment. Depending on future demand for our products, we may develop plans to increase our production capacity by an additional 50% to 100%, as influenced by the availability of manufacturing equipment on the open market and product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

During the period from April 1, 2004 through June 30, 2004, the Company issued an aggregate 3,000,000 shares of common stock, in three (3) separate transactions, in exchange for the redemption of approximately $75,000 in outstanding debenture balance and approximately $750,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $35,000 during this time period. Additionally, on June 29, 2004, the Company issued an additional 1,000,000 shares of common stock in advance of the exercise of a $25,000 redemption on the outstanding debenture payable and a $250,000 cash payment on the exercise of the affiliated warrant, which was received in July 2004.

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


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

In May 2004, the Company issued 25,260 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended March 31, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

During the period from April 1, 2004 through June 30, 2004, the Company issued an aggregate 3,000,000 shares of common stock, in three (3) separate transactions, to La Jolla Cove Investors, Inc. in exchange for the redemption of approximately $75,000 in outstanding debenture balance and approximately $750,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $35,000 during this time period. Additionally, on June 29, 2004, the Company issued an additional 1,000,000 shares of common stock in advance of the exercise of a $25,000 redemption on the outstanding debenture payable and a $250,000 cash payment on the exercise of the affiliated warrant, which was received in July 2004.

On May 26, 2004, the Company issued 270,000 shares of restricted, unregistered common stock to Alliance Financial, LLC of Snowmass, Colorado and 30,000 shares of restricted, unregistered common stock to TN Capital Equities, Ltd. of New York, New York in payment and full satisfaction of all amounts due for fees and/or commissions due in conjunction with the Company's convertible debenture financing transaction. This transaction was valued at approximately $36,000, which approximated the "fair value" of the underlying securities given in payment and the related charges for the services provided. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

     (b) Reports on Form 8-K

None




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Ammunition, Inc.




Date: August 16, 2004                By:     /s/ Andres F. Fernandez
                                    -------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer
                                     Chief Financial Officer and Director