Form 10QSB
period 2004-09-30
AMERICAN AMMUNITION INC/FL
filed 2004-11-22
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission File Number: 0-32379

                            American Ammunition, Inc.
                -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        California                                           91-2021594
--------------------------                          ----------------------------
(State of incorporation)                             (IRS Employer ID Number)


                      3545 NW 71st Street, Miami, FL 33147
                      ------------------------------------
                    (Address of principal executive offices)


                                 (305) 835-7400
                      ------------------------------------
                           (Issuer's telephone number)


---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of November 18, 2004: 74,740,580


Transitional Small Business Disclosure Format (check one):    YES [_]  NO [X]

---------------

                            American Ammunition, Inc.

              Form 10-QSB for the Quarter ended September 30, 2004




                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            22

  Item 3 Controls and Procedures                                              27


Part II - Other Information

  Item 1 Legal Proceedings                                                    28

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          28

  Item 3 Defaults Upon Senior Securities                                      28

  Item 4 Submission of Matters to a Vote of Security Holders                  28

  Item 5 Other Information                                                    28

  Item 6 Exhibits                                                             29


Signatures 29

                                     Part I

Item 1 - Financial Statements


                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                September 30,   September 30,
                                                                    2004             2003
                                                                ------------    ------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $    658,641    $  1,347,532
   Accounts receivable - trade, net allowance for
     doubtful accounts of $-0- and $-0-, respectively                255,236         288,503
   Inventory                                                       1,025,824         651,097
   Prepaid expenses                                                   62,725          36,421
                                                                ------------    ------------

     Total Current Assets                                          2,002,426       2,323,553
                                                                ------------    ------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                         7,623,415       6,895,850
   Office furniture and fixtures                                      82,719          62,893
   Leasehold improvements                                            187,397         190,028
                                                                ------------    ------------
                                                                   7,893,531       7,148,771
   Accumulated depreciation                                       (4,595,887)     (3,891,321)
                                                                ------------    ------------

     Net Property and Equipment                                   3,297,644       3,257,450
                                                                ------------    ------------


Other Assets
   Deposits and other                                                415,000          77,860
                                                                ------------    ------------

TOTAL ASSETS                                                    $  5,715,070    $  5,658,863
                                                                ============    ============



                                  - Continued -




   The accompanying notes are an integral part of these financial statements.

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                September 30,   September 30,
                                                                    2004             2003
                                                                ------------    ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of leases payable                         $        525    $      9,507
   Customer deposits                                                 220,006           4,100
   Accounts payable - trade                                          665,077         471,085
   Working capital advance                                            74,000         400,000
   Accrued payroll payable                                            54,445          28,810
   Accrued dividends payable                                          13,421          34,261
                                                                ------------    ------------

     Total Current Liabilities                                     1,042,474         947,763

Long-Term Liabilities                                                      -               -
   Capital leases payable                                                  -             828
                                                                ------------    ------------

     Total Liabilities                                          $  1,042,474    $    948,591
                                                                ------------    ------------

Commitments and Contingencies

Convertible Debenture                                                266,365         431,365
                                                                ------------    ------------

Mandatory Convertible Preferred Stock
   net of Beneficial Conversion Discount Feature
     91,700 and 123,700 shares issued and outstanding                518,500         602,610
                                                                ------------    ------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                -               -
     1,000,000 shares allocated to Series B                                -               -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     73,686,672 and 62,718,137 shares issued
      and outstanding                                                 73,687          62,718
   Additional paid-in capital                                     23,098,312      19,961,671
   Accumulated deficit                                           (19,009,268)    (16,348,092)
                                                                ------------    ------------
                                                                   4,162,731       3,676,297
   Stock subscription receivable                                    (275,000)              -
                                                                ------------    ------------

   Total Stockholders' Equity                                      3,887,731       3,676,297
                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  5,715,070    $  5,658,863
                                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2004 and 2003

                                   (Unaudited)

                                              Nine months       Nine months     Three months      Three months
                                                 ended             ended           ended             ended
                                             September 30,      September 30,   September 30,     September 30,
                                                 2004              2003              2004              2003
                                             ---------------  ----------------  ----------------  -------------

Revenues                                     $     1,712,280  $      1,215,717  $        861,988  $     317,729
                                             ---------------  ----------------  ----------------  -------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                       1,911,210         1,713,888           308,503        614,748
   Depreciation                                      523,815           494,633           176,304        165,464
                                             ---------------  ----------------  ----------------  -------------
      Total Cost of Sales                          2,435,025         2,208,521           484,807        780,212
                                             ---------------  ----------------  ----------------  -------------

Gross Profit                                        (722,745)         (992,804)          377,181       (462,483)
                                             ---------------  ----------------  ----------------  -------------

Operating Expenses
   Research and development expenses                   8,332             9,208             1,858          8,824
   Marketing and promotion expenses                  368,458            30,350           114,404         16,835
   Other operating expenses                          845,663           788,599           250,570        330,127
   Bad debt expense                                   27,819                 -                 -              -
   Interest expense                                   15,825            26,270                58          9,725
   Depreciation expense                                5,681             3,387             1,894          1,129
   Compensation expense related to
      common stock issuances at less
      than "fair value"                              356,000           736,102                 -        371,798
                                             ---------------  ----------------  ----------------  -------------
      Total Operating Expenses                     1,627,778         1,593,916           368,784        738,498
                                             ---------------  ----------------  ----------------  -------------

Loss from Operations                              (2,350,523)       (2,586,720)            8,397     (1,200,981)

Other Income (Expense)
   Interest and other income                           1,409             2,594             1,155              -
   Amortization of Beneficial
      Conversion Feature Discount
      on Preferred Stock                                   -           (77,787)                -        (46,839)
                                             ---------------  ----------------  ----------------  -------------
Loss before Income Taxes                          (2,349,114)       (2,661,913)            9,552     (1,247,820)
Provision for Income Taxes                                 -                 -                 -              -
                                             ---------------  ----------------  ----------------  -------------

Net Loss                                          (2,349,114)       (2,661,913)            9,552     (1,247,820)
Other Comprehensive Income                                 -                 -                 -              -
                                             ---------------  ----------------  ----------------  -------------

Comprehensive Loss                           $    (2,349,114) $     (2,661,913) $          9,552  $  (1,248,820)
                                             ===============  ================  ================  =============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted     $         (0.03) $          (0.04) $          (0.00) $       (0.02)
                                             ===============  ================  ================  =============
Weighted-average number of
   common shares outstanding                      70,873,791        59,222,995        73,673,416     61,683,424
                                             ===============  ================  ================  =============

   The accompanying notes are an integral part of these financial statements.

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                                  Nine months   Nine months
                                                                     ended          ended
                                                                 September 30,  September 30,
                                                                     2004           2003
                                                                 -------------- -------------
Cash flows from operating activities
   Net loss for the year                                         $   (2,349,114)$  (2,661,913)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    529,496       498,020
       Bad debt expense                                                  27,819             -
       Accretion of Beneficial Conversion Feature
         Discount on Preferred Stock                                          -        77,787
       Compensation expense related to common stock
         issuances at less than "fair value"                            356,000       736,102
       Common stock issued for fees and services                         90,160             -
       (Increase) Decrease in
         Accounts receivable                                            237,780      (257,215)
         Inventory                                                       86,932      (266,283)
         Prepaid expenses, deposits and other                           (28,137)      (17,030)
       Increase (Decrease) in
         Accounts payable - trade                                        36,213        56,175
         Other accrued expenses                                          54,445        10,101
         Customer deposits                                              215,906       (76,853)
                                                                 -------------- -------------
Net cash used in operating activities                                  (727,500)   (1,901,109)
                                                                 -------------- -------------

Cash flows from investing activities
   Purchase of property and equipment                                  (436,214)      (58,845)
                                                                 -------------- -------------
Net cash used in investing activities                                  (436,214)      (58,845)
                                                                 -------------- -------------

Cash flows from financing activities
   Funding of working capital advance                                    74,000       400,000
   Principal paid on long-term debt                                           -      (450,000)
   Principal paid on long-term capital leases                            (7,316)       (7,013)
   Cash paid to obtain capital                                                -       (61,850)
   Cash received on convertible debenture                                     -       350,000
   Cash received on sale of convertible preferred stock                       -       458,500
   Cash received on sale of common stock                              1,250,000     2,460,533
                                                                 -------------- -------------
Net cash provided by financing activities                             1,316,684     3,150,170
                                                                 -------------- -------------

Increase (Decrease) in Cash                                             152,970     1,190,216

Cash at beginning of year                                               505,671       157,316
                                                                 -------------- -------------

Cash at end of year                                              $      658,641 $   1,347,532
                                                                 ============== =============


                                  - Continued -


   The accompanying notes are an integral part of these financial statements.

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                                  Nine months   Nine months
                                                                     ended          ended
                                                                 September 30,  September 30,
                                                                     2004           2003
                                                                 -------------- -------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                $          825 $      26,170
                                                                 ============== =============
     Income taxes paid for the period                            $            - $           -
                                                                 ============== =============

Supplemental disclosure of non-cash
   investing and financing activities
     Asset purchase agreement for equipment,
       inventory and intellectual property
       accrued as a component of accounts payable                $      500,000 $          -
                                                                 ============== =============








                (Remainder of this page left blank intentionally)







   The accompanying notes are an integral part of these financial statements.

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


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

          For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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


5.   Income Taxes

          The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

          As of September 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

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

          At September 30, 2004 and 2003, the Company had no common stock equivalents outstanding.


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


Note E - Concentrations of Credit Risk

     The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the separate companies are each entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2003 and 2002 and for the nine month period ended September 30, 2004, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.


Note F - Inventory

     As of September 30, 2004 and 2003, inventory consisted of the following components:

                               September 30,    September 30,
                                  2004               2003
                               -------------    -------------

         Raw materials           $   231,456      $   205,818
         Work in process             515,622          246,477
         Finished goods              278,746          198,802
                                 -----------      -----------

         Totals                  $ 1,025,824      $   651,097
                                 ===========      ===========




                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note G - Property and Equipment

Property and equipment consist of the following components:

                                    September 30,    September 30,    Estimated
                                        2004             2003        useful life
                                    -------------- ---------------   -----------

   Manufacturing equipment          $   7,623,415     $  6,895,850    3-10 years
   Office furniture and fixtures           82,719           62,893     3-7 years
   Leasehold improvements                 187,397          190,028    8-20 years
                                    -------------     ------------
                                        7,893,531        7,148,771
   Accumulated depreciation            (4,595,887)      (3,891,321)
                                    -------------     ------------

   Net property and equipment       $   3,297,644     $  3,257,450
                                    =============     ============

     Total depreciation expense charged to operations for the respective nine month periods ended September 30, 2004 and 2003 was approximately $529,496 and $498,020.

     Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                            September 30,    September 30,
                                                2004               2003
                                            -------------    -------------

     Manufacturing equipment                 $   153,400      $   153,400
     Less accumulated depreciation               (81,364)         (66,024)
                                             -----------      -----------
                                             $    72,036      $    87,376
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

     In August 2004, the Company's controlling shareholders advanced the Company approximately $74,000 for working capital to fund certain capital equipment purchases. These advances are non-interest bearing and are repayable upon demand.




                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note I- Capital Leases Payable

     Capital leases payable consist of the following as of September 30, 2004 and 2003, respectively:

                                                                  September 30, September 30,
                                                                    2004            2003
                                                                  ------------- -------------
Three  capital  leases,  respectively,  payable  to  various equipment  financing  companies.  Interest  ranging  between
11.37% and 14.05%. Payable in aggregate monthly installments of approximately  $935,  including accrued  interest.  Final maturities  occur between  September 2004 and December 2004.
Collateralized  by  the  underlying   leased   manufacturing
equipment.                                                         $     525    $  10,335

     Less current maturities                                            (525)      (9,507)
                                                                   ---------    ---------
     Long-term portion                                             $       -    $     828
                                                                   =========    =========

Future maturities of capital leases payable are as follows:

                   Year ending
                   December 31      Amount
                   ------------------------

                    2004            $ 2,606
                                    =======

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

                   American Ammunition, Inc. and Subsidiaries

Note J - Convertible Debenture - Continued

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

     As of June 30, 2004, pursuant to the conversion terms of the Debenture, the Debenture Holder is in arrears in the contractually obligated conversions, and accordingly, the related mandatory warrant exercise and owes the Company an aggregate $275,000 in cash for Warrant exercise and debenture conversion transactions.

                   American Ammunition, Inc. and Subsidiaries

Note K - Preferred Stock Transactions

     Preferred stock consists of the following as of September 30, 2004 and 2003, respectively:

                                              September 30, 2004      September 30, 2003
                                              ------------------      ------------------
                                              # shares   value       # shares    value
                                              -------- ---------     --------  ---------
Series A Cumulative Convertible Stock           12,000 $  60,000       32,000  $ 160,000
Series B Cumulative Convertible Stock           91,700   458,500       91,700    458,500
                                              -------- ---------     --------  ---------
                                               103,700   518,500      123,700    618,500
                                                       =========               =========
Beneficial Conversion Feature Discount                                           (15,890)
                                                       ---------               ---------

     Totals                                              518,500               $ 602,610
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

     In August 2004, the Company issued 29,746 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended June 30, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note M - Rental Commitments

     The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long- term operating lease agreement. The lease requires a monthly payment of approximately $5,410, including applicable sales taxes. After the five (5) year and five month term of this lease, should the parties desire to renew this lease, Lessor and Lessee shall renegotiate the annual rent paid by Lessee. The Company is responsible for all utilities and maintenance expenses. The lease expires on December 31, 2009. Total rent expense under this lease was approximately $67,075 and $54,100, respectively, for each of the years ended December 31, 2003 and 2002.

                   American Ammunition, Inc. and Subsidiaries

Note M - Rental Commitments - Continued

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

     Future minimum rental payments on the above leases are as follows:

                        Year ended
                        December 31,  Amount
                        ----------------------
                        2004         $ 138,365
                        2005           166,974
                        2006           117,244
                        2007            72,643
                        2008            68,815
                        2007            68,815
                                     ---------

                        Totals       $ 632,856
                                     =========

Note N - Income Taxes

     The components of income tax (benefit) expense for the nine month periods ended September 30, 2004 and 2003, respectively, are as follows:

                                Nine months     Nine months
                                  ended           ended
                                September 30,   September 30,
                                   2004            2003
                                -------------   -------------
       Federal:
         Current                $     -           $     -
         Deferred                     -                 -
                                -------           -------
                                      -                 -
                                -------           -------
       State:
         Current                      -                 -
         Deferred                     -                 -
                                -------           -------
                                      -                 -
                                -------           -------
         Total                  $     -           $     -
                                =======           =======

                   American Ammunition, Inc. and Subsidiaries

Note N - Income Taxes - Continued

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

     The Company's income tax expense (benefit) for the nine month periods ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months  Nine months
                                                         ended         ended
                                                     September 30, September 30,
                                                         2004          2003
                                                     ---------------------------

Statutory rate applied to loss before income taxes     $ (799,000)  $  (902,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      799,000       902,000
                                                       ----------   -----------

       Income tax expense                              $        -   $         -
                                                       ==========   ===========

     Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                   December 31,   December 31,
                                                       2004            2003
                                                  ------------------------------

     Deferred tax assets - long-term - net        $   3,000,000   $   2,150,000
     Less valuation allowance                        (3,000,000)     (2,150,000)
                                                  -------------   -------------

       Net Deferred Tax Asset                     $           -   $           -
                                                  =============   =============

     During the years ended December 31, 2004 and 2003, respectively, the valuation allowance increased by approximately $656,000 and $629,000.


Note O - Subsequent Events

     In October 2004, the Company issued 53,908 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended September 30, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                   American Ammunition, Inc. and Subsidiaries

Note O - Subsequent Events - Continued

     On October 19, 2004, the Company completed negotiations and closed an Asset Purchase Agreement by and between the Company, Voluto Ventures LLC (a New York limited liability company and Voluto Patent Holding Co., Inc. (a New York corporation). The Company acquired certain machinery and equipment, inventory and the assignment of certain patents and intellectual property related to the manufacture and production of specialty small- arms ammunition. The Company issued 1,111,111 shares of restricted, unregistered common stock with an agreed-upon value of $500,000 for this transaction.

     The sellers agreed to contractually restrict their sale of the 1,111,111 shares of restricted, unregistered common stock to an amount of up to 175,000 shares per month starting on April 28, 2005.


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

     In prior periods, the Company executed a private labeling agreement with Century International Arms, Inc. (Century). Under this agreement, the Company was to produce it's standard catalog of small arms ammunition plus one specialty small arms cartridge to Century's specifications for packaging in Century's designated labeling. This agreement required no modifications to the Company's production line and did not require the addition of supplemental personnel or equipment. The Company made an initial shipment under this agreement to Century during December 2003. In early-January 2004, the Company began to experience problems with Century regarding Century's compliance with their performance criteria under this agreement. During the first quarter of 2004, Century defaulted on certain agreed-upon payment schedules on merchandise sold during December 2003. In repayment of the outstanding trade debt, the Company accepted unscheduled product returns as payment of the trade debt. As a result of these issues, the Company recognized a charge to operations of approximately $28,000 on it's business activity with Century. The returned merchandise was repackaged and is resalable by the Company to other customers. As of June 30, 2004, the Company has cancelled this agreement, and is contemplating litigation against Century for breach of contractual obligations under this agreement.

     Additionally, the Company has been awarded three (3) separate contracts from various departments of the U. S. Government. Each contract is for an initial term of one year (commencing between April 24, 2003 and September 30, 2003) with four (4) successive individual one-year extension options, of which the first extension period has been exercised. The contracts are summarized as follows:

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

     The Company has received purchase orders against these contracts; however, due to delays in receiving the initial purchase orders and the unpredictability of subsequent reorder cycles, the Company is unable to fully anticipate or predict the future impact of these contracts. The Company remains in negotiation and to prepare bids on other contracts from these and other U. S. Governmental agencies.

     During the first quarter of 2004, the Company commenced a direct solicitation program for it's "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales. The Company continues to experience increases in customer demand, order size and reorder quantities in this program by smaller "single store" owner/operators of retail outlets selling the Company's products. During November 2004, the Company qualified it's 1,000th dealer under this program for direct sales and it is anticipated that the overall Calendar 2004 sales volume through the "dealer direct" program may well equal or exceed the sales volumes generated by wholesale distributors in prior years.

Results of Operations

Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

     During the nine and three months ended September 30, 2004, we experienced net revenues of approximately $1,712,000 and $862,000, respectively, as compared to approximately $1,216,000 and $317,000 for the same respective periods of 2003.

     During the first quarter of 2004, the Company commenced a direct solicitation program for it's "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales. The Company continues to experience significant increases in customer demand, order size and reorder quantities in this program by smaller "single store" owner/operators of retail outlets selling the Company's products.

     During November 2004, the Company qualified it's 1,000th dealer under this program for direct sales and it is anticipated that the overall Calendar 2004 sales volume through the "dealer direct" program may well equal or exceed the sales volumes generated by wholesale distributors in prior years.

     We experienced costs of goods sold of approximately $2,435,000 for the nine months ended September 30, 2004 as compared to approximately $2,209,000 for the nine months ended September 30, 2003. Included in these amounts are approximately $524,000 and $495,000, respectively, for depreciation expense on manufacturing equipment and leasehold improvements on our production facility.

     Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor.

     These depreciation levels are anticipated to remain fairly constant as compared to the first quarter of 2004. Management has placed on order, and placed initial deposits on, new manufacturing equipment to automate the product packaging process and to add new quality assurance equipment on the production line. These commitments aggregate approximately $450,000, of which the majority has been expended through September 30, 2004.

     Management, at this time, does not anticipate any further significant capital equipment acquisitions.

     Further, the addition of the Industrial Plating Enterprise Co. equipment during 2003 allows us to produce certain components which were previously outsourced to unrelated third parties.

     For the nine month periods ended September 30, 2004 and 2003, respectively, we have generated a negative gross profit of approximately $(723,000), or (42.21%), and approximately $(993,000), or (81.66%).

     As previously reported, our research during the second quarter of 2004 has revealed that the various governmental agencies which have issued purchase contracts to us either purchased large quantities during the last 60 days of the Federal Government's year ended September 30, 2003 or are experiencing transitional purchasing problems or issues surrounding the reorganization of various agencies into the Department of Homeland Security, with the related issues of Congressional appropriations for funding the necessary expenditures of these reorganized agencies. The actions of the third quarter proved this research to be correct and we received several purchase order releases on our contract with the Department of Homeland Security. The timing of Congressional approval of the related appropriation bills to fund the various executive branch departments of the United States of America continues to impact the timing and release of purchase orders under our contracts as previously discussed.

     We continue to anticipate that with the fulfillment of the government contracts discussed above, continually expanding retail consumer demand for our product line, lower production costs being experienced from internally generated plating activities and adequate liquidity, we will be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002 and further refined during 2003, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

     We had minimal costs allocated to research and development expenses during either of the quarters ended September 30, 2004 and 2003.

     Through the nine months ending September 30, 2004, we expended approximately $368,000 in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

     Other general and administrative expenses increased by approximately $57,000 from approximately $789,000 for the nine months ended September 30, 2003 as compared to approximately $846,000 for the nine months ended September 30, 2004. These increases are not identifiable by one specific area; however, relate to general corporate expenses, office and administrative wages and salaries and other related office overhead.

     Included in our results of operations for the first nine months of 2004 are certain non-cash expenditure charges to operations of approximately $356,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. During Calendar 2003, we experienced a charge of approximately $94,000 for the amortization of the Beneficial Conversion Feature Discount on our Preferred Stock. This charge results from the difference between the closing quoted market price on our common stock and the equivalent converted price of our Mandatory Convertible Preferred Stock which was sold and converted during 2003.

     We recognized a net loss of approximately $(2,350,000) and $(2,662,000) for
the  respective   three  month  periods  ended  September  30,  2004  and  2003, respectively, or $(0.03) and $(0.04) per share.

Liquidity And Capital Resources

     As of September 30, 2004, December 31, 2003 and September 30, 2003, respectively, we had working capital of approximately $960,000, $2,000,000 and $1,348,000. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and receipt of cash from the mandatory exercise of our outstanding warrant contractually tied to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

     We have used cash in operating  activities of approximately  $(727,500) and
$(1,901,000)   during  the  quarters   ended   September   30,  2004  and  2003,
respectively.

     The most significant use of cash in operations during the nine months ended September 30, 2004 was for the support of our operations where our costs, expenses and overhead was in excess of the sales volume that we generated, including increased advertising and marketing expenses to institute our new retail dealer direct program.

     We anticipate that our improved liquidity position will continue to improve as management is of the opinion that the production capacity is in place to support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

     During the nine months ended September 30, 2004 and 2003, respectively, we added approximately $436,000 and $59,000 in new equipment. Depending on future demand for our products, we may develop plans to increase our production capacity by an additional 50% to 100%, as influenced by the availability of manufacturing equipment on the open market and product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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



                           Part II - Other Information


Item 1 - Legal Proceedings

   None


Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     In August 2004, the Company issued 29,746 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended March 31, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

     In October 2004, the Company issued 53,908 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended September 30, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

     On October 19, 2004, the Company completed negotiations and closed an Asset Purchase Agreement by and between the Company, Voluto Ventures LLC (a New York limited liability company and Voluto Patent Holding Co., Inc. (a New York corporation). The Company acquired certain machinery and equipment, inventory and the assignment of certain patents and intellectual property related to the manufacture and production of specialty small-arms ammunition. The Company issued 1,111,111 shares of restricted, unregistered common stock with an agreed-upon value of $500,000 for this transaction.

     The sellers agreed to contractually restrict their sale of the 1,111,111 shares of restricted, unregistered common stock to an amount of up to 175,000 shares per month starting on April 28, 2005.

Item 3 - Defaults on Senior Securities

   None


Item 4 - Submission of Matters to a Vote of Security Holders

   None


Item 5 - Other Information

   None


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
number      Descriptions
---------   -----------------------

31.1        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

        None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.


Date: November 19, 2004

                                  By:     /s/ Andres F. Fernandez
                                  ----------------------------------
                                  Andres F. Fernandez
                                  President, Chief Executive Officer
                                  Chief Financial Officer and Director