Form 10QSB/A
period 2004-09-30
AMERICAN AMMUNITION INC/FL
filed 2005-01-14
CIK 1123648

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


Transitional Small Business Disclosure Format (check one):   YES [_]   NO [X]

                            American Ammunition, Inc.

             Form 10-QSB/A for the Quarter ended September 30, 2004

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






------------------------

NOTE TO READER: This amended filing corrects a clerical error contained in the original filing related to the presentation of current liabilities in the accompanying balance sheet as of September 30, 2004 and the presentation of the change in current liabilities in the accompanying statement of cash flows for the nine months ended September 30, 2004. There are no other changes from the originally filed document.

                                     Part I

Item 1 - Financial Statements


                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                September 30,   September 30,
                                                                    2004             2003
                                                                ------------    ------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $     658,641     $1,347,532
   Accounts receivable - trade, net allowance for
     doubtful accounts of $-0- and $-0-, respectively                 255,236        288,503
   Inventory                                                        1,025,824        651,097
   Prepaid expenses                                                    62,725         36,421
                                                                -------------   -------------

     Total Current Assets                                           2,002,426      2,323,553
                                                                -------------   -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                          7,623,415      6,895,850
   Office furniture and fixtures                                       82,719         62,893
   Leasehold improvements                                             187,397        190,028
                                                                -------------   -------------
                                                                    7,893,531      7,148,771
   Accumulated depreciation                                        (4,595,887)    (3,891,321)
                                                                -------------   -------------

     Net Property and Equipment                                     3,297,644      3,257,450
                                                                -------------   -------------


Other Assets
   Deposits and other                                                 415,000         77,860
                                                                -------------   -------------

TOTAL ASSETS                                                    $   5,715,070   $  5,658,863
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

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                September 30,   September 30,
                                                                    2004             2003
                                                                ------------    ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                          $        525   $       9,507
   Customer deposits                                                  220,006           4,100
   Accounts payable - trade                                           665,077         471,085
   Working capital advance                                             74,000         400,000
   Other accrued liabilities                                           82,866          63,071
                                                                -------------   -------------

     Total Current Liabilities                                      1,042,474         947,763

Long-Term Liabilities                                                       -               -
   Capital leases payable                                                   -             828
                                                                -------------   -------------

     Total Liabilities                                              1,042,474         948,591
                                                                -------------   -------------

Commitments and Contingencies

Convertible Debenture                                                 266,365         431,365
                                                                -------------   -------------

Mandatory Convertible Preferred Stock
   net of Beneficial Conversion Discount Feature
     91,700 and 123,700 shares issued and outstanding                 518,500         602,610
                                                                -------------   -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                 -               -
     1,000,000 shares allocated to Series B                                 -               -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     73,686,672 and 62,718,137 shares issued and outstanding           73,687          62,718
   Additional paid-in capital                                      23,098,312      19,961,671
   Accumulated deficit                                            (19,009,268)    (16,348,092)
                                                                -------------   -------------
                                                                    4,162,731       3,676,297
   Stock subscription receivable                                     (275,000)              -
                                                                -------------   -------------

   Total Stockholders' Equity                                       3,887,731       3,676,297
                                                                -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   5,715,070   $   5,658,863
                                                                =============   =============




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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                                  Nine months   Nine months
                                                                     ended          ended
                                                                 September 30,  September 30,
                                                                     2004           2003
                                                                 -------------- -------------
Cash flows from operating activities
   Net loss for the year                                         $   (2,349,114)$  (2,661,913)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    529,496       498,020
       Bad debt expense                                                  27,819             -
       Accretion of Beneficial Conversion Feature
         Discount on Preferred Stock                                          -        77,787
       Compensation expense related to common stock
         issuances at less than "fair value"                            356,000       736,102
       Common stock issued for fees and services                         90,160             -
       (Increase) Decrease in
         Accounts receivable                                            237,780      (257,215)
         Inventory                                                       86,932      (266,283)
         Prepaid expenses, deposits and other                           (28,137)      (17,030)
       Increase (Decrease) in
         Accounts payable - trade                                        36,213        56,175
         Other accrued expenses                                          69,445        10,101
         Customer deposits                                              215,906       (76,853)
                                                                 -------------- -------------
Net cash used in operating activities                                  (727,500)   (1,901,109)
                                                                 -------------- -------------

Cash flows from investing activities
   Purchase of property and equipment                                  (436,214)      (58,845)
                                                                 -------------- -------------
Net cash used in investing activities                                  (436,214)      (58,845)
                                                                 -------------- -------------

Cash flows from financing activities
   Funding of working capital advance                                    74,000       400,000
   Principal paid on long-term debt                                           -      (450,000)
   Principal paid on long-term capital leases                            (7,316)       (7,013)
   Cash paid to obtain capital                                                -       (61,850)
   Cash received on convertible debenture                                     -       350,000
   Cash received on sale of convertible preferred stock                       -       458,500
   Cash received on sale of common stock                              1,250,000     2,460,533
                                                                 -------------- -------------
Net cash provided by financing activities                             1,316,684     3,150,170
                                                                 -------------- -------------

Increase (Decrease) in Cash                                             152,970     1,190,216

Cash at beginning of year                                               505,671       157,316
                                                                 -------------- -------------

Cash at end of year                                              $      658,641 $   1,347,532
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

                   American Ammunition, Inc. and Subsidiaries

Note J - Convertible Debenture - Continued

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

Note J - Convertible Debenture - Continued



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





                (Remainder of this page left blank intentionally)

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


Item 3 - Defaults on Senior Securities

     None


Item 4 - Submission of Matters to a Vote of Security Holders

     None


Item 5 - Other Information

     None

Item 6 - Exhibits

   Exhibit #      Description
------------   -------------------------------------------------
     31.1 *    Certification  pursuant to Section 302 of  Sarbanes-Oxley  Act of
               2002

     32.1 *    Certification  pursuant to Section 906 of  Sarbanes-Oxley  Act of
               2002.

-----------------------------
* Filed herewith


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


Dated: January 11, 2005