Form 10KSB
period 2004-12-31
AMERICAN AMMUNITION INC/FL
filed 2005-03-31
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


The issuer's revenues for the fiscal year ended December 31, 2004 were $3,247,368.


The aggregate market value of voting common equity held by non-affiliates as of March 24, 2005 was approximately $5,271,187.


As of March 24, 2005, there were 75,907,300 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format : Yes [_] No [X]

                            American Ammunition, Inc.

                                Index to Contents

                                                                            Page
                                                                          Number

Part I

Item 1  Description of Business                                                4
Item 2  Description of Property                                               18
Item 3  Legal Proceedings                                                     18
Item 4  Submission of Matters to a Vote of Security Holders                   19

Part II

Item 5  Market for Company's Common Stock and Related Stockholders Matters    19
Item 6  Management's Discussion and Analysis or Plan of Operation             20
Item 7  Financial Statements                                                  25
Item 8  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                            25
Item 8A Controls and Procedures                                               26

Part III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  26
Item 10 Executive Compensation                                                29
Item 11 Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    30
Item 12 Certain Relationships and Related Transactions                        31
Item 13 Exhibits and Reports on 8-K                                           31
Item 14 Principal Accountant Fees and Services                                32

Signatures                                                                    33

Index to Financial Statments                                                 F-1

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



                                     PART I

Item 1 - Description of Business

     American Ammunition, Inc. (the "Company") was incorporated on February 1, 2000 in accordance with the Laws of the State of California as FirsTelevision.com. It subsequently changed its corporate name to FBI Fresh Burgers International with a business plan of marketing the concept of a national "fast food" restaurant chain to children and young adults, with a menu of fresh burgers, fries and sandwiches.

     This concept was unsuccessful and we had minimal operations until September 2001, when we acquired American Ammunition Inc., a then-privately held Florida corporation. Upon completion of the reverse acquisition transaction with American Ammunition, Inc., we have been engaged in the manufacture and sale of small-arms ammunition for the wholesale and governmental markets.

     We are an established small arms munition manufacturer with an existing distribution network. The small-arms ammunition market is principally dominated by three domestic and approximately ten international major manufacturers. Our operations are geared to provide the highest quality product in quantities sufficient to meet our developed wholesale and governmental market demands. We are an approved Department of Defense contractor. We began as an assembler and re-loader of ammunition in several calibers. As our operations grew, our management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Our founders invested heavily in research and development, equipment, and technology in prior years to focus on increasing our market share. As a result, we continued manufacturing our initial calibers along with special order ammunition for the Department of Defense. Further streamlining of the operations resulted in the manufacture of the current ammunition product line: 9 millimeter, .45 automatic, .380 automatic, .32 automatic, .40 Smith and Wesson, 38 Special, 30 carbine, 223 Remington, 38 Super, .44 Special, 32 Smith and Wesson Long, 44 special and .44 Magnum. We have also added .44 Magnum, .308, .50 AE and .50 caliber manufactured in Israel and shipped to the Company for distribution under the Company's brand name. We have identified these products as having the largest share of the market for the next several years. We sell our products to both retail consumers and governmental agencies domestically and principally to governmental agencies internationally for military use. During Calendar 2004 and 2003, our sales were approximately 78.06% and 93.77% in domestic markets and approximately 21.94% and 6.23% internationally. We anticipate the international governmental portion of our business to grow in future periods; however, we do not anticipate our international business to outgrow our domestic sales.

     Our principal executive offices are located at 3545 NW 71st Street, Miami, Florida 33147 and our telephone number is (305) 835-7400.

Equipment and Production Line Capabilities

     We own all the equipment necessary to take the raw material, consisting primarily of brass, lead, primer and powder, to the finished product, a loaded round of ammunition. The process of manufacturing diverse calibers of ammunition is extremely complex and requires tolerances of +/- .0005" to be maintained throughout the process. Our technology and equipment enable us to produce a large variety of handgun and rifle ammunition. We have a machine shop and maintain our own testing and quality assurance equipment and program. Ammunition is a performance-based product. Therefore, after the manufacturing process is complete, the ammunition must comply with specific protocols such as velocity, accuracy, and pressure. We purchase raw materials in bulk and strive to take advantage of prepayment discounts to produce significant savings in the manufacturing process. There are and have been instances when discounts have been and may be missed due to cash flow restrictions. We continue to evaluate the addition of several products to our existing production lines, including the addition of high speed projectile forming machines to supplement the existing casting machines. This addition would effectively double or triple projectile production capacity, while improving projectile quality and performance. We also are making provisions to increase other aspects of production capacity, which would complement long term goals of both production volume and product diversity.

     During 2004 and 2003, we acquired equipment which will allowed us to expand our production capacity in areas which they have traditionally been slower than other areas of our manufacturing process. The acquisition of additional presses, for example, has helped us to balance out our assembly line process so that all portions of our projectiles are manufactured in time with each other. We hope this will cut our manufacturing and labor costs and as a result, make us more efficient at producing small arms ammunition.

     During 2004, we acquired laser gauging computer equipment for the purpose of improving and automating quality control processes. This equipment automatically tests and ejects projectiles from the assembly line which do not meet the specified tolerances. We believe that this equipment will assist in the improvement of our products and cut labor costs associated with manual inspection of product.

Business Strategy

     We are an autonomous manufacturer of ammunition, with the technology and equipment to take advantage of the growing small-arms ammunition market. The barrier to entry into the ammunition market is extremely high, however, we are an established small arms munitions manufacturer, with an existing distribution network. We manufacture our ammunition utilizing purchased raw materials to fabricate the necessary components in our own production facility. In management's opinion, the consumer and governmental ammunition market has grown each year and it appears that supply is not keeping up with demand, thus allowing for companies like American Ammunition to make a significant impact in sales through our dealer direct program, established in the first quarter of 2004, and our historically strong relationships with various domestic and foreign governmental agencies.

     We continue to seek the necessary working capital to allow us to enlarge our operations to take advantage of our technological capacities, equipment and the existing marketplace.

Marketing and Sales Distribution

     However, in first quarter 2004, we launched our Dealer Direct Program. In doing so, we completely revamped the way we distribute and sell our products domestically. In essence, we eliminated the "middle man" distributor by offering our products directly to and soliciting orders directly from the 66,000 licensed dealers in the United States. In doing this, we may offer our products to dealers cheaper than dealers would otherwise obtain them from distributors, while increasing our profit margins as well. It also eliminates a second freight charge from the distributor to the dealer, as product is shipped directly from our facility to the ultimate seller of our products.

     Our marketing strategy consists of several key features to attract dealers directly to our company, rather than to a distributor. First, we are offering "net 60" day credit terms to smaller dealers, who would ordinarily be forced to pay for product up front. We have developed a screening process for qualifying these smaller dealers on an individual basis. Although offering net 60 credit terms to dealers results in increased risk to our company in our account receivables as compared to payment in advance, we have exponentially diversified our receivables (and therefore our credit risk) from 13 main distributors to potentially thousands of individual dealers. Secondly, we now offer free freight (shipping) to dealers on certain orders which exceed a specified dollar volume. Shipping of small arms ammunition has always been a large portion of the cost passed to consumers as the product is considered "dense" by shipping companies, such as UPS, and requires extra care in shipping. We have determined that we can ship our products at a reduced rate in quantity and can offer free shipping as an incentive on qualified orders. As previously explained, a second freight charge has also been avoided by eliminating the distributor from the transaction. Additionally, our increasing automation and dealer direct program have considerably sped up the time we take to provide a dealer with demanded product. Our management has become aware of an unfulfilled need of dealers to be provided with almost instant gratification when demand at retail establishments increases. Many dealers have communicated with our company complaining that we took their distributors too long to provide them with additional product supply when demand dictated. We believe that our new distribution strategy complimented with recent automation has cut the time it takes a dealer to receive our products by more than half. We only recently upgraded our website to include e-commerce capacity, wherein licensed dealers who are pre-registered with our company can order online direct from us. Sales in this manner have been slow to develop, primarily due to the documentation requirements for pre-qualification of dealers; however, management is hopeful that our dealers will begin to take advantage of the ease of use and time savings related to placing orders directly via electronic means. We anticipate further automation in the way in which our qualified dealers place product orders from our company. We plan to continue to aggressively pursue new customers through promotions, advertising and trade shows. We intend to solicit original equipment manufacturer subcontract work from the three major domestic manufacturers; seek additional means of commercial distribution; seek further Department of Defense and other governmental agency contracts and new relationships; contracts; solicit further export sales and, potentially, develop relationships with various mass merchandisers/chain stores.

     We have been certified by the United States Small Business Administration as a "qualified HUBZone small business concern." Under this program, small businesses can qualify for special set-aside contracts, get up to a 10% edge in competitive contract bidding or even be the sole-source bidder in some cases. The program's name signifies the effort to promote businesses in "historically underutilized business zones,", generally located in "blighted" areas (as defined) and a primary purpose is to create jobs for those who live in such areas. We are marketing our manufacturing flexibility to numerous Department of Defense and commercial munitions manufacturers as subcontractors allowing prime contractors to reap the benefits of our "HUBZone certification", thereby allowing such prime contractors to comply with Federal Acquisition Requirements for the use of "small and under-utilized minority business" in fulfilling government contracts. The Small Business Reauthorization Act of 1997 increased the overall government agencies' procurement goals for small business to 23% and called for HUBZone contracts to increase from 1.5% of these procurements to 3% by 2003.

Pricing and Value

     We have been able to price our products competitively at a price lower than any of the three major domestic manufacturers: Remington, ATK, and Winchester. We strive to capitalize on the fact that these three competitors have very large corporate infrastructures and, in management's opinion, have to pay much higher labor costs to their manufacturing plant personnel. We believe that our production cost structure and, accordingly, our pricing strategy permits our customers to purchase our product and sell it at a retail price that is lower than competitive distribution channels for our competitors' products.

Advertising & Promotion

     We intend to gear our advertising towards magazine and print media, focused on the gun and ammunition, handgun and shooting markets. We believe that such advertising will result in greater name recognition among individual consumers. Currently, our sales are generated with very little advertising and we believe that advertising could significantly improve retail/mass merchandiser sales and increase market share.

Status of Publicly Announced  Products and Services Israeli Military  Industries
Ltd

     We have developed a relationship with Israeli Military Industries Ltd. ("IMI"), whereby we work together on individual projects. To date, we have primarily focused their cooperation on federal contracts and on our dealer direct program. In such contracts, projectiles manufactured by IMI have been assembled by our company under IMI's strict quality control requirements. The joint venture has benefitted our company in several ways. First and foremost, IMI has a distinct following as a result of offering very high quality products of the course of many years. Associating our name with IMI's history has added value to our brand and reputation in the small arms ammunition industry. Second, IMI manufactures different calibers and products than us, thereby increasing the catalogue of items we may offer to our dealers. IMI produces commercial ammunition, similar to our company. However, we also specialize in the production of law enforcement and military grade ammunition, which we currently do not have the production capability to produce on our own. Lastly, on past and current cooperation initiatives, IMI has shipped projectiles and materials for future assembly on a consignment basis, thereby saving us the time value of such costs were we to have produced such items or purchased such raw materials ourselves.

Triton

     On February 10, 2004, we executed a non-binding letter of intent to acquire the assets of Triton Ammunition Corporation ("Triton"). This transaction closed on October 19, 2004, with the issuance of 1,111,112 shares of restricted, unregistered common stock valued at $500,000.

     The assets acquired consisted of various pieces of manufacturing machinery, raw materials and finished inventory and various intellectual property rights. Triton conveyed the sole usage patent right agreements and various related licenses for the Hi-Vel and Quik-Shok lines of ammunition.

     The allocation of the purchase price was as follows: Manufacturing equipment - approximately $134,000; Raw materials and finished inventory - approximately $89,500; and Patents and a Covenant not-to-compete - approximately $276,500. As the assigned patents, related licenses and the covenant-not-to-compete have a combined remaining life and/or initial term of approximately 5 years, the Company will amortize the approximate $276,500 to operations over a 60-month period, commencing on the closing date of the acquisition transaction.

     We believe that with the acquisition of certain Triton specialty ammunition and our cooperative relationship with IMI on certain ventures, we allow us to offer an increased product line to our dealers.

ECO-AMMOTM

     We are now manufacturing and distributing ECO-AMMO(TM). This product utilizes a lead-free projectile with reduced lead pollutants sometimes referred to as "green" ammo. ECO-AMMO(TM) is ideal for indoor ranges since it disintegrates upon impact and, therefore, does not ricochet. We have been acquiring and developing technology to market this environmentally friendly ammunition for some time. The advent of the dealer direct program enables the product to be distributed at a lower cost and should open up the market to more consumers.

Frangible Aircraft Bullet

     We were assigned a serial number (60/325,046) from the U.S. Patent and Trademark Office for our provisional patent application filed on September 26, 2001 for a projectile that will not pierce an aircraft fuselage but will penetrate human soft tissue. The product has been specifically designed for use inside the cabin of a commercial aircraft; however, we have additional applications for use in other environments with similar containment issues, such as security at nuclear power plants, hazardous materials storage facilities, and for consumer home defense. We departed completely from standard ballistics for the design of this projectile to meet what American Ammunition perceives as a growing and unfilled need. Two of the basic design criteria in ballistics are penetration and expansion of the projectile. In this design, these two factors have been controlled to meet the specific requirements of weapons discharged inside a confined space while ensuring the integrity of the surrounding environment. This design is a new concept in close quarter ammunition: a bullet capable of incapacitating an assailant without damaging surrounding structure. Design and material selection allows for the inverted expansion and aft internal collapse of the projectile mass. Our initial testing, using test sections of a commercial airliner fuselage, has revealed that upon impact with the aircraft fuselage, the bullet internally collapses; therefore not allowing for the transfer of kinetic energy forward or penetration above that required for soft tissue penetration. Further, our testing has been successful in ballistic testing using both ordinance gelatin and bovine tissue. This performance criterion is accomplished without sacrificing the standard velocity and accuracy of the caliber being used. A video of those tests can be viewed on our website at www.a- merc.com in the New Product Section. We believe that these research and development efforts will provide a new product to the public safety and security marketplace.

Industrial Plating Enterprise Company

     Industrial Plating Enterprise Company (IPE), a wholly owned subsidiary of the Company, is a high volume "barrel plating" facility currently operating at below 50.0% of its designed capacity. IPE is meeting all of our projectile plating needs at this time. As our projectile plating requirement grows, IPE has the surplus capacity to increase production to meet that need. IPE's innovative hazardous materials and hazardous waste management and treatment system is fully capable of meeting increased production requirements. IPE's management, intends to explore adding additional metallization and coating processes to diversify its services to the parent company as well as offering its services to other industries with the eventual goal of generating revenue to our company of which there are no guarantees.

Competition

     The market for small arms ammunition is extremely competitive. Companies such as Remington, Federal and Winchester are all better equipped, more experienced and better financed than us. For years, the large manufacturers have supplied the component parts of the manufacturing process to smaller companies to assemble and distribute. A company making its own components, can produce and market a quality lower cost product. This concept, coupled with technology and progressive and environmentally sound manufacturing practices (i.e. cans and recycled plastic packaging), has resulted in a quality, affordable product reaching the marketplace.

     Management undertook a study of the production process and our equipment utilization during December 2004 and the first quarter of 2005. As a result of this study, our management believes that it is feasible to increase our production capacity by 100% to 150% in the immediate future through the renovation and restructuring of our plant flow utilizing our existing equipment and increasing only labor, material and other incidental costs.

Sources and Availability of Raw Materials

     We manufacture our ammunition by creating most of the components ourselves. The materials needed to produce our ammunition products are widely available from numerous third parties. While we believe that no critical shortages of our key raw material components, such as brass, lead and powder. We are cognizant of recent press related to the availability of lead as no new mines have opened in many years due to environmental regulations. We have experienced limited, infrequent delays in receiving lead; however, we have always been able to meet our production requirements from our normal sources. Current demand for our raw material components in the domestic and international markets, principally driven by international military conflicts, may work to our advantage in our contracts and relationships with various domestic and foreign governmental agencies. However, we cannot state with any certainty that any disruption of supply may or may not occur.

Research and Development

     We believe that research and development is an important factor in our future growth. The small arms ammunition industry is closely linked to the latest technological advances. Therefore, we must continually invest in the technology to provide the best quality product to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available.

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

     Our October 2004 acquisition of certain intellectual technology property from Triton Ammunition Corporation included the assignment of the following patents related to the design and manufacture of certain fragmentable projectiles: 4,836,110, dated June 6, 1989; 4,882,822, dated November 28, 1989;
and 4,947,755, dated August 8, 1990.

Governmental Regulation

     In accordance with the provisions of Title 1, Gun Control Act of 1968, we are required to be licensed to import firearms and manufacture ammunition for firearms. Such licensing is subject to limitations in Chapter 44, Title 18, United States Code. In the event such licenses are not renewed for any reason, we would have to cease our operations. In accordance with these requirements, we carry two licenses issued by the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms: * License No. 1-59-025-06-3D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on April 1, 2006; and * License No. 1-59-025-08-3D-69454 for "08-Importer of Firearm other than Destructive Devices", which license expires on April 1, 2006. We are not aware of any other license requirements or government regulation at a state or federal level specific to their business and believe that we are in full compliance with our existing licenses.

Effect of Probable Governmental Regulation on the Business

     We are not aware of any pending legislation at either the State or Federal level that would change the requirements under which it is licensed and is not aware of any reason why the existing licenses cannot be renewed at their expiration dates. There can be no assurance that legislation will not be proposed and enacted at some time in the future that would preclude us from continuing our operations. Should such legislation be enacted, and should we be precluded from continuing our operations, it would have a materially adverse effect upon our business and future.

Cost and Effects of Compliance with Environmental Laws

     As a manufacturer, we are subject to general Local, State and Federal regulations governing environmental concerns. We believe that we have always been and continue to be in compliance with all such laws. Special precautions have been taken us to ensure that adequate ventilation exists for the portion of our operations that utilize lead and/or brass. Additionally, our gunpowder supply is humidity and temperature controlled in a secure and environmentally controlled facility

Employees

     At March 24, 2005, we employ approximately 70 persons. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We may employ additional personnel, as necessary, to accommodate future sales and production requirements and believe that an ample supply of qualified labor exists in our geographic area to facilitate any required growth.

Risk Factors

     An investment in our common stock has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

     Risks Relating to Our Business: We may never become profitable and continue as a going concern because we have had losses since our inception. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2004 and 2003, we had a net loss of approximately $3,361,000 and $2,968,000, respectively. We may continue to incur significant operating expenses as we maintain our current line of small-arms ammunition and continue research and development toward improving projectile quality and performance. We cannot estimate exactly when our operating expenses will not outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

     There may exist an uncertainty as to our  continuation  as a going concern:
Our audited financial statements for the fiscal years ended December 31, 2004 and 2003 reflect an accumulated deficit of approximately $19,989,875 and $16,629,044, since our inception, working capital of approximately $872,000 and $2,028,000, and stockholders' equity of approximately $4,385,000 and $4,508,000. Our auditor has not issued a going concern opinion on our financial statements; however, our ultimate survivability is dependent upon our being able to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Short-term assets and investments income will be sufficient to meet our operating expenses and capital expenditures through 2005. If we continue to incur operating losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

     We may have to curtail our business if we cannot find adequate funding: We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing outside of the financing with La Jolla. We need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

     *    we have no assets to pledge as security for the loan; and
     * we are in poor financial condition where we maybe viewed as a high market risk

     As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and expenditures, which could harm our business and the value of our common stock.

Our competitive position may be harmed if we fail to respond to rapid changes in the market for small arms ammunition.

     Our competitive position may be harmed if we fail to respond to rapid changes in the market for small arms ammunition. Our future success will depend significantly on our ability to develop and market new products that keep pace with technological developments and evolving industry standards for hand gun and rifle ammunition. Our delay or failure to develop or acquire technological improvements, adapt our products to technological changes or provide higher quality product lines that appeals to our customers may cause us to lose customers and may prevent us from generating revenue which could ultimately cause us to cease operations.

     Our revenues may decrease from production delays due to fire or explosive incidents. Our revenues may decrease from production delays due to fire or explosive incidents. Our ammunition products, involve the manufacture and/or handling of a variety of explosive and flammable materials. This manufacturing and/or handling may result in incidents that will temporarily shut down or otherwise disrupt our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays, which can lead to a reduction in revenues.

     We may incur substantial costs in complying with environmental laws and may be subject to substantial liability resulting from the use of hazardous substances or required cleanup of contaminated sites. Our operations and use of real property are subject to a number of federal, state and local environmental laws and regulations which, among other things, require us to obtain permits to operate and to install pollution control equipment and regulate the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. Our operations, as well as historical operations at our sites, also subject us to liability for the cleanup of releases of hazardous substances.
Environmental laws and regulations change frequently, and it is difficult to predict whether and to what extent we may be subject to liability for compliance with environmental laws and regulations.

     Our business operations will be harmed if we are unable to obtain additional funding. Our business operations will be harmed if we are unable to obtain additional funding outside of the La Jolla financing. We believe that our available short-term assets, investment income and financing arrangement with La Jolla will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2005. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of our technology and products.

     Our competitors may misappropriate our intellectual property because we have only one trademark and five patents.

     We attempt to protect our limited proprietary property through trademark, trade secret, nondisclosure and confidentiality measures. Such protections, however, may not preclude competitors from developing similar technologies. Any inability to adequately protect our proprietary technology could harm our ability to compete.

     Our future success and ability to compete depends in part upon our proprietary technology and our trademark, which we attempt to protect with a
combination  of  trademark  and   confidentiality   procedures  and  contractual
provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Risks Relating to Our Current Financing Arrangement: There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of January 5, 2005, we had 74,740,580 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 21,430,661 shares of common stock at current market prices, and outstanding warrants to purchase 2,666,350 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of January 5, 2005 of $0.16.

                                                Number             % of
 %Below       Price Per     With Discount      of Shares        Outstanding
  Market        Share          at 24%          Issuable            Stock
  ------        -----          ------          --------            -----

    25%         $.12           $.0912         29,462,048          28.27%
    50%         $.08           $.0608         45,524,822          37.85%
    75%         $.04           $.0304         93,713,145          55.63%

     As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

     The continuously adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

     The convertible debentures are convertible into shares of our common stock at a 24% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

     The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

     The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

     In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Convertible Debentures and Registered Pursuant To Our Pending Prospectus May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

     Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. We have allocated and registered 42,861,322 shares to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

     If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

     We entered into a Securities Purchase Agreement with La Jolla on October 4, 2002 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures. As of January 5, 2005, $266,350 of the debenture remained outstanding. The convertible debentures are due and payable, with 8% interest on June 30, 2006, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

     Risks Relating to Our Common Stock: If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     Our directors and executive officers beneficially own approximately 36.46% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

     As of January 5, 2005, our executive officers and directors, which primarily includes the Fernandez family, beneficially own approximately 36.46% of our common stock. As a result, our executive officers and directors will have significant influence to:

     *    elect or defeat the election of our directors;
     *    amend or prevent amendment of our articles of incorporation or bylaws;
     * effect or prevent a merger, sale of assets or other corporate transaction; and
     * control the outcome of any other matte submitted to the stockholders for vote.

     As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

     Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and
     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2 - Description of Property

     We lease our corporate office and manufacturing facility from our controlling stockholder under a long-term operating lease agreement. The lease requires a monthly payment of approximately $5,735, including applicable State sales taxes. We are responsible for all utilities and maintenance expenses. The lease expires on December 1, 2009 and contains a clause that upon expiration, the Company and the controlling shareholder shall renegotiate the annual rental amount.

     Our subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $20,752 and $16,622, respectively, for each of the years ended December 31, 2004 and 2003.

     In May 2004, we entered into a long-term lease agreement for a warehouse facility in close proximity to our primary office and manufacturing facility with an unrelated third-party.. This lease is for a period of two (2) years and requires payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. We are responsible for all utilities and maintenance expenses. This lease expires on May 31, 2006. Further, we are responsible for any incremental real estate taxes and property insurance in excess of the amounts incurred by the landlord for the calendar year immediately preceding the execution of the lease.

     Future minimum rental payments on the above leases are as follows:

            Year ended
            December 31,             Amount
            ------------           ----------
                2005                $ 166,974
                2006                  117,244
                2007                   72,643
                2008                   68,815
                2007                   68,815
                                    ---------
               Totals               $ 494,491
                                    =========

     For the respective years ended December 31, 2004 and 2003, the Company paid an aggregate of $131,804 and $87,826 for rent under these agreements.


Item 3 - Legal Proceedings

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.



                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

     Our common stock of the Company currently is quoted on the NASDAQ Over the Counter Bulletin Board under the symbol "AAMI" and has been since October 23, 2001. Prior to that time, our common stock was approved for trading under symbol "FBIB," although it never traded under that symbol. The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

      Quarter                       Ask/High                  Bid/Low

1/1/2002 - 3/31/2002                 0.81                      0.33
4/1/2002 - 6/30/2002                 0.65                      0.36
7/1/2002 - 9/30/2002                 0.57                      0.31
10/1/2002 - 12/31/2002               0.47                      0.38

1/1/2003 - 3/31/2003                 0.78                      0.53
4/1/2003 - 6/30/2003                 0.85                      0.42
7/1/2003 - 9/30/2003                 0.55                      0.37
10/1/2003 - 12/31/2003               0.42                      0.22

1/1/2004 - 3/31/2004                 0.50                      0.27
4/1/2004 - 6/30/2004                 0.42                      0.17
7/1/2004 - 9/30/2004                 0.27                      0.17
10/1/2004 - 12/31/2004               0.24                      0.15

1/1/2005 - 3/20/2005                 0.17                      0.09

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     As of December 31, 2004, we had approximately 178 shareholders of record, exclusive of our stockholders with their holdings in street name.

Common Stock

     The holders of the issued and outstanding shares of common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of any funds lawfully available therefore. The Board of Directors intends to retain future earnings to finance the development and expansion of our business and does not expect to declare any dividends in the foreseeable future. The holders of the common stock have the right, in the event of liquidation, to receive pro rata all assets remaining after payment of debts and expenses. The common stock does not have any preemptive rights and does not have cumulative voting rights. The issued and outstanding shares of common stock are fully paid and nonassessable. Holders of shares of common stock are entitled to vote at all meetings of such shareholders for the election of directors and for other purposes. Such holders have one vote for each share of common stock held by them.

Transfer Agent

     Our independent stock transfer agent for our common and preferred stock is Atlas Stock Transfer Corporation. Their mailing address and telephone number is 5899 South State Street, Salt Lake City, Utah 84107; (801) 266-7151.

Reports to Stockholders

     The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend policy

     No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.


Item 6 - Management's Discussion and Analysis or Plan of Operation

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

General

American Ammunition,  Inc. is a holding company with two operating subsidiaries:
F&F Equipment, Inc. and Industrial Plating Enterprise Co.

     F&F Equipment, Inc. (F&F) was incorporated on October 4, 1983 under the laws of the State of Florida. F&F was formed to engage principally in the "import, export, retail & wholesale of firearms equipment, ammunition & other devices and for the purpose of transacting any and/or all lawful business." F&F conducts its business operations under the assumed name of "American Ammunition."

     In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co. (IPE), which started production on June 14, 2002. IPE is a fully licensed and approved electrochemical metallization facility with significant capacity for processing our line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques.

Results of Operations

Year ended December 31, 2004 compared to Year ended December 31, 2003

     During the year ended December 31, 2004, we experienced aggregate net revenues of approximately $3,247,000, with approximately $1,535,000 being realized during the 4th quarter, as compared to approximately $1,985,000 in total net revenues for the year ended December 31, 2003.

     We experienced costs of goods sold of approximately $4,621,000 for the year ended December 31, 2003 as compared to approximately $3,232,000 for the year ended December 31, 2003.

     During 2004 and 2003, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders during the first two quarters of 2004 due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $729,000 and $669,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity. For the year ended December 31, 2004 and 2003, respectively, we generated a negative gross profit of approximately $(1,373,298), or (42.29%), and approximately $(1,247,000), or (62.82%). Based on orders received and products shipped during the first quarter of 2005 (through the filing date of this document) and our ongoing conversations with various customers that we should be able to generate a positive gross profit in future periods..

     We experienced nominal research and development expenses of approximately $11,000 and $4,000, respectively, during the years ended December 31, 2004 and 2003, principally related to the expansion of our product line.

     Other general and administrative expenses increased by approximately $440,000 from approximately $1,127,000 for the year ended December 31, 2003 as compared to approximately $1,567,000 for the year ended December 31, 2004. The most significant increases relate to advertising and marketing expenses (approximately $324,000), office and administrative wages and salaries and overall office overhead (approximately $116,000).

     During 2004 and 2003, respectively, we experienced charges to operations of approximately $382,000 and $883,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. During 2003, we experienced a charge of approximately $94,000 for the amortization of the Beneficial Conversion Feature Discount on our Preferred Stock. This charge results from the difference between the closing quoted market price on our common stock and the equivalent converted price of our Mandatory Convertible Preferred Stock which was sold and converted during 2003.

     We recognized a net loss of approximately $(3,318,000) and $(2,968,000) for the respective years ended December 31, 2004 and 2003, respectively, or $(0.05) and $(0.05) per share.

Year ended December 31, 2003 compared to Year ended December 31,2002

     During the year ended December 31, 2003, we experienced aggregate net revenues of approximately $1,985,000, with approximately $769,000 being realized during the 4th quarter, as compared to approximately $1,409,000 for the year ended December 31, 2002.

     We experienced costs of goods sold of approximately $3,232,000 for the year ended December 31, 2003 as compared to approximately $2,457,000 for the year ended December 31, 2002. During 2003, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees and adding new products to our catalog. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $669,000 and $653,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to remain fairly constant for future periods as management does not anticipate any significant capital equipment acquisitions in future periods. Further, the addition of the Industrial Plating Enterprise Co. equipment allows us to produce certain components which were previously outsourced to unrelated third parties. For the year ended December 31, 2003 and 2002, respectively, we have generated a negative gross profit of approximately $(1,247,000), or (62.82%), and approximately $(1,047,000), or (74.31%). We anticipated that with the fulfillment of the various private labeling agreements and government contracts, continued retail consumer demand for our product line, lower production costs being experienced from internally generated plating activities and adequate liquidity, we would be able to generate a positive gross profit in future periods. Further, based on production cost information developed during the 4th quarter of 2002 and further refined during 2003, management has developed a new model for the pricing of its products to its customers. It is anticipated that this model will allow management to better manage expense levels, control labor costs and maximize revenue opportunities.

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

Liquidity

     As of December 31, 2004 and 2003, respectively, we had working capital of approximately $872,000 and $2,000,000. Our working capital position improved significantly at December 31, 2003 due to the volume of shipments during the 4th quarter to our customers and increases in inventory to support the pending U. S. Government contracts. At December 31, 2004, our working capital declined due to liabilities for customer deposits received at year-end for orders which had not been produced and shipped; but, were completed during the quarter ended March 31, 2005 and increased trade account payable levels for 4th quarter 2004 production on orders which were shipped under our "net 60" terms programs related to our dealer direct sales efforts.

     We have used cash in operating activities of approximately $(649,000) and $($2,918,000) during the years ended December 31, 2004 and 2003, respectively.

Capital Requirements

     During the years ended December 31, 2004 and 2003, respectively, we added approximately $717,000 and $289,000 in new equipment. The equipment added in 2004 was related to 1) the expansion of our production line; 2) the addition of computerized quality control inspection processes and 3) the automation of our packaging line.

     Depending on future demand for our products, we may need to further increase our production capability and management is of the opinion that adequate equipment, either new or used, will be available to facilitate any future expansion.

Convertible Debenture

     The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") on October 4, 2002 for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures.

     As of December 31, 2004, the outstanding balance on the convertible debenture is approximately $266,365 and we have approximately 2,663,650 warrants outstanding.

     The debentures bear interest at 8%, mature on June 30, 2006, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $.30, we will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of December 31, 2004, the warrant is exercisable into 2,663,650 shares of common stock at an exercise price of $1.00 per share.

     In December 2004, we entered into an addendum to the convertible debenture and warrant whereby the Company agreed to the following:

     * the discount multiplier was reduced from eighty percent to seventy six percent;
     * within five business days after this registration statement being declared effective, La Jolla is required to submit a debenture conversion in the amount of $10,000 and every ten business days thereafter La Jolla shall submit three additional debenture conversion in the amount of $10,000 each;

     * within five business days after this registration statement being declared effective, La Jolla shall wire $400,000 to us as a prepayment towards the exercise of its warrant; and
     * immediately following the sale of all shares held by La Jolla in connection with the debenture conversions in the aggregate amount of $40,000, La Jolla shall wire $275,000 to us as a prepayment towards the exercise of its warrant and shall submit a debenture conversion in the amount of $6,250 on the first business day of each month until the debenture is no longer outstanding.

     LaJolla has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does exceed 4.9% of the then issued and outstanding shares of common stock.

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

     On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $150,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,900,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,500,000 shares of the Company's common stock for gross proceeds of $1,500,000.


Item 7 - Index to Financial Statements

     The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

Item 8A - Controls and Procedures

     As of the date of this filing, an evaluation of the effectiveness of the design and operation of American Ammunition, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.



                                    PART III

Item 9  - Directors,   Executive  Officers,   Promoters   and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

    Name              Age  Position Held and Tenure
------------------    ---  --------------------------------
J.A. Fernandez, Sr.   67   Chairman of the Board and Director of Sales
Andres F. Fernandez   38   President and Chief Executive Officer
Emilio D. Jara        39   Vice-President of Operations, Secretary and Director
Maria A. Fernandez    44   Director

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

Family Relationships

     J.A. Fernandez, Sr. is the father of Andres and Maria Fernandez. There are no other family relationships between or among the executive officers and directors of our company.

Business Experience

     J. A. Fernandez, Sr., age 67, currently serves as the Chairman of the Board and Director or Sales. He has been employed by us since our inception in 1983. Mr. Fernandez is the founder F&F Equipment, which began as a family business, and is responsible for our sales activities. Mr. Fernandez has over 40 years experience in diverse industries including aerospace, advanced polymer manufacturing, munitions, mining and processing of gemstones and metal ores and has utilized such experience for the growth and development of the Company. He is fluent in Spanish.

     Andres Fernandez, age 38, currently serves as President and Chief Executive Officer. Mr. Fernandez has served in each of these capacities since September 2001. He has been employed by our company for over a decade. Mr. Fernandez is responsible for day to day operations and has been a driving force behind our company and our success in becoming a vertically integrated manufacturer. He studied physics and calculus at St. Thomas University, FL and at the University of Miami, FL. He is a licensed pilot, having graduated from the American Institute of Aeronautics, FL, and received his certificate as a private pilot (fixed wing) as well as private helicopter (rotary)in 1989. In 1989, Mr. Fernandez graduated from the Institute of Public Service (Pan Am), GA as a tactical rappel instructor. In 1990, he graduated from Omni Explosives, TN with a specialty in tactical explosives. Mr. Fernandez was certified by the Florida Department of Law Enforcement Academy in special operations/entry techniques in 1990. He has served as a tactical advisor to U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms, U.S. Customs Service and the Florida Department of Law Enforcement. He has received numerous commendations and letters of appreciation. He also served on the Board of Veterans Affairs (Hialeah, FL) from 1990 to 1991. He is fluent in Spanish.

     Emilio Jara, age 39, currently serves as Vice President of Operations, Secretary and a Director. Mr. Jara has served in each of these capacities since September 2001. He has been employed with our company since 1988. He has been an integral part of our technological growth. His abilities have contributed to our research and development and subsequent increase in the number of production lines. Mr. Jara is extremely well versed in metallurgical and ballistic issues. He studied business administration at Miami- Dade Community College (1984/1985). In 1989, he graduated from the Institute of Public Service (Pan Am), GA as a Tactical Rappel Instructor. In 1990, Mr. Jara graduated from Omni Explosives, TN with a specialty in Tactical Explosives. He is fluent in Spanish.

     Maria A. Fernandez, age 44, currently serves as a Director. Mrs. Fernandez has served as a Director since September 2001. She has been the managing partner at Fernandez Friedman Grossman & Kohn PLLC, a Louisville, KY law firm, since May 1998. Prior to that date, she was a partner at Taustine Post Sotsky Berman Fineman & Kohn. She concentrates her legal practice in the areas of estate planning, probate and administration. She also practices in the areas of Medicaid and disability planning, corporate and individual taxation and corporate law, with an emphasis in closely held corporations. She is a graduate of the University of Miami, FL (Bachelor of Business Administration and Master of Professional Accounting) and the Brandeis School of Law at the University of Louisville, KY. Ms. Fernandez is licensed to practice in Kentucky and Florida. She has lectured in the areas of estate planning and probate, Medicaid planning and elder law. She is a member of the Louisville, Florida, Kentucky and American Bar Associations and is fluent in Spanish. Ms. Fernandez is the past President of the Women Lawyers Association of Jefferson County, Kentucky and current Board Member of the Louisville Bar Association. A Graduate of the Kentucky Women's Leadership Network, she is active in various civic organizations and is on the board of several non-profit corporations.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons holding 10% or more of our common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2003, and certain written representations from executive officers and directors, we are unaware that any required reports that have not been timely filed.

Code of Ethics

     We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; at a later time, such a code of ethics may be adopted by the Board of Directors.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will establish various committees during the current fiscal year.

Terms of Office

     Our directors are appointed for a one year term to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our By-Laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Conflicts of Interest

     We know of no identified or disclosed conflicts of interest among our officers or directors and the affairs of the Company.

Indemnification for Securities Act Liabilities

     The California Corporations Code provides for the indemnification of directors, officers, employees and agents under the circumstances as set forth in Section 317 thereof. section 317 permits a corporation to indemnify its agents, typically directors and officers, for expenses incurred or settlements or judgments paid in connection with certain legal proceedings. Only those legal proceedings arising out of such persons' actions as agents of the corporation may be grounds for indemnification.

     Whether indemnification may be paid in a particular case depends on whether the agent wins, loses or settles the suit and upon whether a third party or the corporation itself is the plaintiff. Section 317 provides for mandatory indemnification, no matter who the plaintiff is, when an agent is successful on the merits of a suit. In all other cases, indemnification is permissive and sometimes requires approval of the court in which the suit is or was pending.

     If the agent loses or settles a suit with a plaintiff other than the Company or someone who did not threaten or bring suit on our behalf, the agent may be indemnified for expenses incurred and settlements or judgments paid. That indemnification may be authorized upon a finding that the agent acted in good faith and in a manner he or she reasonably believed to be in our best interests, and, in a criminal proceeding, only where the agent had no reasonable cause to believe his or her conduct was unlawful. If the agent loses or settles a suit with us or a plaintiff who threatened or brought suit on our behalf, the agent may be indemnified for expenses actually and reasonably incurred in connection with the defense or settlement of the action. Such indemnification may be authorized upon a finding that the agent acted in good faith and in a manner he or she believed to be in our best interests and the best interests of our shareholders. No indemnification is permitted where the agent breached his or her duty to us, however, unless the court in which the proceeding is or was pending determines that the agent is fairly and reasonably entitled to indemnity for certain expenses. No indemnification is permitted where a settlement is reached without court approval.

     Where permissive indemnification provisions control, indemnification may be authorized by a majority vote of the disinterested directors, by an independent legal counsel's written opinion, by our shareholders (the person to be indemnified is excluded from voting his or her shares) or by the court in which the proceeding is or was pending.

     Any provision in a California corporation's articles of incorporation, bylaws or shareholder or director resolution that indemnifies its officers or directors may prohibit permissive, but not mandatory, indemnification as described above. Such a provision must otherwise be consistent with Section 317. Nonetheless, a corporation has the power to purchase indemnity insurance for its agents even for situations in which it could not indemnify them. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable


Item 10 - Executive Compensation

     The following summary compensation table sets forth the aggregate cash compensation paid or accrued by our company to each of our executive officers and key employees for services rendered to our company during each of our fiscal years ended December 31, 2000 through December 31, 2004 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers:

SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
(a)               (b)     (c)       (d)      (e)          (f)         (g)          (h)      (i)
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
J.A.              2000    $ 59,202   $0       $0           $0          $0           $0       $0
Fernandez, Sr.,   2001    $ 50,859   $0       $0           $0          $0           $0       $0
Chairman,         2002    $ 77,770   $0       $0           $0          $0           $0       $0






Director of       2003    $104,000   $0       $0           $0          $0           $0       $0
Sales             2004    $104,000   $0       $0           $0          $0           $0       $0

Andres F.         2000    $ 88,438   $0       $0           $0          $0           $0       $0
Fernandez,        2001    $ 74,290   $0       $0           $0          $0           $0       $0
President and     2002    $103,508   $0       $0           $0          $0           $0       $0
Chief Executive   2003    $132,600   $0       $0           $0          $0           $0       $0
Officer           2004    $132,600   $0       $0           $0          $0           $0       $0

Emilio D.         2000    $ 36,400   $0       $0           $0          $0           $0       $0
Jara, Vice-       2001    $ 42,500   $0       $0           $0          $0           $0       $0
President         2002    $ 43,000   $0       $0           $0          $0           $0       $0
Of                2003    $ 52,000   $0       $0           $0          $0           $0       $0
Operations,       2004    $ 52,000   $0       $0           $0          $0           $0       $0
Secretary
and
Director

Amelia            2000    $ 59,202   $0       $0           $0          $0           $0       $0
Fernandez,        2001    $ 59,923   $0       $0           $0          $0           $0       $0
Vice President    2002    $ 64,598   $0       $0           $0          $0           $0       $0
And               2003    $ 78,702   $50,000  $0           $0          $0           $0       $0
Director          2004    $ 78,702   $0       $0           $0          $0           $0       $0

Maria A.          2000    $0         $0       $0           $0          $0           $0       $0
Fernandez,        2001    $0         $0       $0           $0          $0           $0       $0
Director          2002    $0         $0       $0           $0          $0           $0       $0
                  2003    $0         $0       $0           $0          $0           $0       $0
                  2004    $0         $0       $0           $0          $0           $0       $0

Compensation of Directors

     We have no existing arrangements for compensating our directors for their attendance at meetings of the Board of Directors. Depending upon market forces and regulatory mandates, we may find it necessary to implement a formal compensation plan in future periods to obtain and retain qualified members of our Board of Directors.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 24, 2005, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                   Shares Beneficially Owned
                                                  ---------------------------
Name and Address of Beneficial Owner                 Number        Percent
------------------------------------------------  -----------    ------------

Andres F. Fernandez                                 8,485,365          11.18%
J. A. Fernandez, Sr.                               14,905,905          19.64%
Amelia C. Fernandez                                 4,281,900           5.64%
Maria A. Fernandez                                    260,000               *
Emilio D. Jara                                         54,250               *

Total common stock held by officers
     and directors as a group (4 people)           27,987,420          36.46%

*    Less than 1%

     The contact address for each of our officers and directors is 3545 NW 71st Street, Miami, FL 33147.

     Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 5, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. J.A. Fernandez, Sr. and Amelia Fernandez are the father and mother of Andres and Maria Fernandez. The table above does not include the 384,500 shares Maria Fernandez holds as a Trustee for an Irrevocable Trust in which neither she nor any of the other Officers or Directors is the beneficial owner. However, the table does include the shares owned by Amelia Fernandez, who was an officer and director during 2003.


Item 12 - Certain Relationships and Related Transactions

     We lease our corporate office and manufacturing facility from our controlling stockholder under a long-term operating lease agreement. The lease requires a monthly payment of approximately $5,735, including applicable State sales taxes. We are responsible for all utilities and maintenance expenses. The lease expires on December 1, 2009 and contains a clause that upon expiration, the Company and the controlling shareholder shall renegotiate the annual rental amount.


Item 13 - Exhibits and Reports on Form 8-K.

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

31.1 *      Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.1 *      Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.

*    Filed herewith

Item 14 - Principal Accountant Fees and Services

     The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                           Year ended        Year ended
                                          December 31,      December 31,
                                             2004               2003
                                          -------------------------------

(1)      Audit fees                       $  28,193         $  29,193
(2)      Audit-related fees                       -                 -
(3)      Tax fees                             1,208             1,208
(4)      All other fees                           -                 -
                                          ---------         ---------

   Totals                                 $  29,401         $  29,401
                                          =========         =========

     We have considered whether the provision of such non-audit services is compatible with S. W. Hatfield, CPA maintaining its independence and determined that these services do not compromise their independence.

     Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

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

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            American Ammunition, Inc.

Dated: March   , 2005      By: /s/ Andres F. Fernandez
       --------------         --------------------------------
                              Andres F. Fernandez
                              President, Chief Executive Officer,
                              Chief Financial Officer and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: March   , 2005      By: /s/ Andres F. Fernandez
       --------------         --------------------------------
                              Andres F. Fernandez
                              President, Chief Executive Officer,
                              Chief Financial Officer and Director

Dated: March   , 2005      By: /s/ J.A. Fernandez, Sr.
       --------------         --------------------------------
                              J. A. Fernandez, Sr.
                              Chairman, Director of Sales,
                              and Director

Dated: March   , 2005      By: /s/ Emilio D. Jara
       --------------         --------------------------------
                              Emilio D. Jara.
                              Vice President - Operations,
                              Corporate Secretary and Director

Dated: March   , 2005      By: /s/ Maria A. Fernandez
       --------------         --------------------------------
                              Maria A. Fernandez,
                              Director

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements

Consolidated Balance Sheets
     as of December 31, 2004 and 2003                                       F-3

Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2004 and 2003                         F-5

Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2004 and 2003                         F-6

Consolidated Statement of Cash Flows
     for the years ended December 31, 2004 and 2003                         F-7

Notes to Consolidated Financial Statements                                  F-9

                        Letterhead of S. W. Hatfield, CPA

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
American Ammunition, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  American
Ammunition, Inc. (a California corporation) and Subsidiaries (Florida corporations) as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2004 and 2003, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ammunition, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their consolidated operations and consolidated cash flows for each of the two years ended December 31, 2004 and 2003, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                                             /s/ S.W. Hatfield
                                                             -------------------
                                                             S. W. HATFIELD, CPA
Dallas, Texas
March 11, 2005

                            AMERICAN AMMUNITION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003


                                                                December 31,    December 31,
                                                                    2004             2003
                                                                ----------------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $    805,465    $    505,671
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $-0- and $-0-, respectively                                 639,444         520,835
   Inventory                                                         912,424       1,112,756
   Prepaid expenses                                                   58,847          40,388
                                                                -------------   ------------

     Total Current Assets                                          2,416,180       2,179,650
                                                                ------------    ------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                         7,976,248       7,131,233
   Office furniture and fixtures                                      69,889          62,893
   Leasehold improvements                                            184,939         184,690
                                                                ------------    ------------
                                                                   8,231,076       7,378,816
   Accumulated depreciation                                       (4,801,695)     (4,066,390)
                                                                ------------    ------------

     Net Property and Equipment                                    3,429,381       3,312,426
                                                                ------------    ------------


Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $9,190         266,500               -
   Deposits and other                                                 83,660          77,860
                                                                ------------    ------------

     Total Other Assets                                              350,160          77,860
                                                                ------------    ------------

TOTAL ASSETS                                                    $  6,195,721    $  5,569,936
                                                                ============    ============


                                  - Continued -



                  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2004 and 2003


                                                                December 31,    December 31,
                                                                    2004             2003
                                                                ----------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                         $          -    $      7,841
   Customer deposits                                                 440,906           4,100
   Accounts payable - trade                                          936,885         128,865
   Accrued salaries and wages                                        135,970               -
   Accrued interest payable                                           15,000               -
   Accrued dividends payable                                          15,899          11,020
                                                                ------------    ------------

     Total Liabilities                                             1,544,660         151,826
                                                                ------------    ------------


Commitments and Contingencies


Mandatory Convertible Debenture                                      266,365         391,365
                                                                ------------    ------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C                            2,010             104
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     74,851,691 and 66,893,628 shares issued and outstanding          74,852          66,894
   Additional paid-in capital                                     24,472,709      21,588,791
   Accumulated deficit                                           (19,989,875)    (16,629,044)
                                                                ------------    ------------
                                                                   4,559,696       5,026,745
   Stock subscription receivable                                    (175,000)              -
                                                                ------------    ------------

   Total Stockholders' Equity                                      4,384,696       5,026,745
                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  6,195,721    $  5,569,936
                                                                ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2004 and 2003


                                                                 Year ended      Year ended
                                                                December 31,    December 31,
                                                                    2004             2003
                                                                ----------------------------

Revenues                                                        $  3,247,368    $  1,984,997
                                                                ------------    ------------

Cost of Sales
   Materials                                                       2,383,198       1,355,098
   Direct Labor                                                      836,386         868,004
   Other direct costs and expenses                                   671,787         340,346
   Depreciation                                                      729,295         668,574
                                                                ------------    ------------
     Total Cost of Sales                                           4,620,666       3,232,022
                                                                ------------    ------------

Gross Profit                                                      (1,373,298)     (1,247,025)
                                                                ------------    ------------

Operating Expenses
   Research and development expenses                                  11,457           4,038
   Marketing and promotion expenses                                  440,248         115,767
   Salaries, wages and related expenses                              365,633         399,710
   Other operating expenses                                          718,610         567,700
   Interest expense                                                   16,005          35,154
   Depreciation expense                                                6,009           4,516
   Amortization of intangibles                                         9,190               -
   Compensation expense related to common stock
     issuances at less than "fair value"                             381,902         882,291
                                                                ------------    ------------
     Total Operating Expenses                                      1,949,054       2,009,176
                                                                ------------    ------------

Loss from Operations                                              (3,322,352)     (3,256,201)

Other Income (Expense)
   Other income (expense)                                              4,279          63,382
   Gain on forgiveness of accounts payable                                 -         339,202
   Gain on sale of equipment                                               -           7,900
   Amortization of Beneficial Conversion
     Feature Discount on Preferred Stock                                   -         (93,678)
                                                                ------------    ------------
Loss before Income Taxes                                          (3,318,073)     (2,939,395)

Provision for Income Taxes                                                 -               -
                                                                ------------    ------------
Net Loss                                                          (3,318,073)     (2,939,395)

Other Comprehensive Income                                                 -               -
                                                                ------------    ------------
Comprehensive Loss                                                (3,318,073)     (2,939,395)

Preferred Stock Dividends                                            (42,758)        (28,931)
                                                                ------------    ------------
Net Loss available to Common Shareholders                       $ (3,360,831)   $ (2,968,326)
                                                                ============    ============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted               $      (0.05)   $      (0.05)
                                                                ============    ============

Weighted-average number of common shares outstanding              71,814,490      61,202,839
                                                                ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2004 and 2003

                                             Mandatory          Convertible
                                          Preferred Stock       Common Stock     Additional
                                          ----------------  -------------------   paid-in    Accumulated
                                             Shares Amount      Shares   Amount   capital       deficit       Total
                                          ----------------  -------------------  ----------  -------------  -----------

Balances at January 1, 2003                  41,000 $   41  55,328,166 $55,329  $16,728,123  $(13,660,718)  $3,122,775

Issuance of preferred stock for cash         91,700     92           -       -      458,408             -      458,500
   Less costs of raising capital                  -      -           -       -      (45,850)            -      (45,850)
Issuance of common stock for Cash                 -      -   4,552,183   4,552    1,179,630             -    1,184,182
   Conversion of debenture                        -      -   4,561,753   4,562    1,086,364             -    1,090,926
   Exercise of warrant for cash                   -      -   2,086,350   2,086    2,084,264             -    2,086,350
   Payment of preferred stock dividends           -      -      46,176      46       20,464             -       20,510
   Conversion of preferred stock            (29,000)   (29)    319,000     319         (290)            -            -
Costs of acquiring convertible debenture          -      -           -       -      (16,000)            -      (16,000)
Beneficial Conversion Discount
   Feature on preferred stock                     -      -           -       -       93,678             -       93,678
Dividends declared on Preferred Stock             -      -           -       -            -       (28,931)     (28,931)
Net loss for the year                             -      -           -       -            -    (2,939,395)  (2,939,395)
                                          --------- ------  ---------- -------   ----------  ------------   ----------

Balances at December 31, 2003                62,700    104  66,893,628  66,894   21,588,791   (16,629,044)   5,026,745

Issuance of preferred stock for cash      1,905,882  1,906           -       -      322,094             -      324,000
Issuance of common stock for Cash                 -      -   1,500,000   1,500    1,498,500             -    1,500,000
     Less subscription receivable                 -      -           -       -            -             -     (150,000)
   Conversion of debenture                        -      -   4,900,000   4,900      501,100             -      506,000
     Less subscription receivable                 -      -           -       -            -             -      (25,000)
   Payment of costs to acquire capital            -      -     300,000     300       59,700             -       60,000
     Less cost of capital                         -      -           -       -      (36,000)            -      (36,000)
   Acquisition of assets                          -      -   1,111,112   1,111      498,889             -      500,000
   Payment of preferred stock dividends           -      -     146,952     147       39,635             -       39,782
   Dividends declared on Preferred Stock          -      -           -       -            -       (42,758)     (42,758)
Net loss for the year                             -      -           -       -            -    (3,318,073)  (3,318,073)
                                          --------- ------  ---------- -------   ----------  ------------   ----------

Balances at December 31, 2004             2,009,582 $2,010  74,851,692 $74,852  $24,472,709  $(19,989,875)  $4,384,696
                                          ========= ======  ========== =======   ==========  ============   ==========

Stock subscription receivable at December 31, 2004                                                          $ (175,000)
                                                                                                            =========



                  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2004 and 2003


                                                                 Year ended      Year ended
                                                                December 31,    December 31,
                                                                    2004             2003
                                                                ----------------------------

Cash flows from operating activities
   Net loss for the year                                        $ (3,318,073)   $ (2,939,395)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                 744,494         673,090
       Bad debt expense                                               85,490           2,522
       Acquisition of inventory with common stock                     89,510               -
       Gain on forgiveness of accounts payable                             -        (339,202)
       Gain on sale of equipment                                           -          (7,900)
       Amortization of conversion discount on preferred stock              -          93,678
       Compensation expense related to common stock
         issuances at less than "fair value"                         381,902         882,291
       (Increase) Decrease in
         Accounts receivable                                        (204,099)       (492,069)
         Inventory                                                   200,332        (727,942)
         Prepaid expenses, deposits and other                        (24,258)        (20,997)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities              808,023          53,157
         Accrued payroll payable                                     135,970         (18,709)
         Accrued interest payable                                     15,000               -
         Customer deposits                                           436,806         (76,853)
                                                                ------------    ------------
Net cash provided by (used in) operating activities                 (648,903)     (2,918,329)
                                                                ------------    ------------

Cash flows from investing activities
   Cash received on sale of equipment                                      -           7,900
   Purchase of property and equipment                               (717,462)       (288,891)
                                                                ------------    ------------
Net cash used in investing activities                               (717,462)       (280,991)
                                                                ------------    ------------

Cash flows from financing activities
   Principal paid on long-term debt                                        -        (450,000)
   Principal paid on long-term capital leases                         (7,841)         (9,507)
   Cash received on sale of Preferred Stock                          324,000         458,500
   Cash received on issuance of Mandatory Convertible Debenture    1,350,000         350,000
   Cash received on sale of common stock                                   -       3,260,532
   Cash paid to acquire capital                                            -         (61,850)
                                                                ------------    ------------
Net cash provided by financing activities                          1,666,159       3,547,675
                                                                ------------    ------------

INCREASE (DECREASE) IN CASH                                          299,794         348,355

Cash at beginning of year                                            505,671         157,316
                                                                ------------    ------------

Cash at end of year                                             $    805,465    $    505,671
                                                                ============    ============

                                  - Continued -

                  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2004 and 2003


                                                                 Year ended      Year ended
                                                                December 31,    December 31,
                                                                    2004             2003
                                                                ----------------------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                               $      1,005    $     26,170
                                                                ============    ============
     Income taxes paid for the period                           $          -    $          -
                                                                ============    ============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt into common stock                       $    125,000    $    208,635
                                                                ============    ============
     Payment of accrued dividends on preferred
       stock with common stock                                  $     37,878    $     30,511
                                                                ============    ============
     Acquisition of equipment and intangibles
       with common stock                                        $    410,490    $          -
                                                                ============    ============
















                  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN AMMUNITION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Description of Business

American Ammunition, Inc. (AAI or Company) was incorporated on February 1, 2000 in accordance with the Laws of the State of California. The Company functions as a holding company providing management oversight services to it's wholly-owned operating subsidiaries; F&F Equipment, Inc. and Industrial Plating Enterprise Co.

F&F Equipment, Inc.(F&F) was incorporated on October 4, 1983 in accordance with the Laws of the State of Florida. F&F is engaged in the design, manufacture and international sales of small arms ammunition. F&F has conducted its business operations under the assumed name of "American Ammunition" since its inception.

Industrial Plating Enterprise Co. (IPE), which was incorporated and commenced production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility for processing the Company's line of small arms projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations. All activities of IPE since it's inception have been dedicated to the needs and demands of F&F.


Note B - Preparation of Financial Statements

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

     The Company ships all product on an FOB-Plant, "as-is" basis. Accordingly, revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured and the Company has no remaining performance obligations related to the sale. The Company sells all products with "no right of return" by the purchaser for any factor other than defects in the product's production.

     On rare occasion, the Company may elect to accept product returns from customers on a case-by-case basis to offset unpaid accounts receivable. These situations are a "last case" scenario and are initiated by senior management through negotiations with the respective customer.

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                            AMERICAN AMMUNITION, INC.

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2005.

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

     As of December 31, 2004 and 2003, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

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

                            AMERICAN AMMUNITION, INC.

Note E - Inventory

As of December 31, 2004 and 2003, inventory consisted of the following components:

                                    December 31,   December 31,
                                        2004           2003
                                    ---------------------------

         Raw materials              $  522,585     $   539,474
         Work in process               306,360         360,450
         Finished goods                 83,479         212,832
                                    ----------     -----------

         Totals                     $  912,424     $ 1,112,756
                                    ==========     ===========


Note F - Property and Equipment

Property and equipment consist of the following components:

                                      December 31,    December 31,    Estimated
                                          2004           2003        useful life
                                      ------------------------------------------

   Manufacturing equipment            $  7,745,112    $  7,131,233    3-10 years
   Office furniture and fixtures            69,889          62,893    3- 7 years
   Leasehold improvements                  184,939         184,690    8-20 years
                                      ------------    ------------
                                         7,999,940       7,378,816
   Accumulated depreciation             (4,762,074)     (4,066,390)
                                      ------------     -----------

   Net property and equipment         $  3,237,866    $  3,312,426
                                      ============    ============

Total depreciation expense charged to operations for the years ended December 31, 2004 and 2003 was approximately $717,349 and $673,090, respectively.


Note G - Capital Leases Payable

Capital leases payable consist of the following as of December 31, 2004 and 2003, respectively:

                                                                December 31,    December 31,
                                                                    2004             2003
                                                                ----------------------------

Three separate  capital leases payable to various  equipment financing  companies.  Interest  ranging  between 11.37% and
14.05%.   Payable  in  aggregate  monthly   installments  of
approximately  $935,  including  interest.  Final maturities
occurred between September 2004 and December 2004.              $         -     $     7,841

     Less current maturities                                              -          (7,841)
                                                                -----------     -----------

     Long-term portion                                          $         -     $         -
                                                                ===========     ===========

                            AMERICAN AMMUNITION, INC.

Note H - Convertible Debenture

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") on October 4, 2002 for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures.

As of December 31, 2004, the outstanding balance on the convertible debenture is approximately $266,365 and we have approximately 2,663,650 warrants outstanding.

The debentures bear interest at 8%, mature on June 30, 2006, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $.30, we will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of December 31, 2004, the warrant is exercisable into 2,663,650 shares of common stock at an exercise price of $1.00 per share.

In December 2004, we entered into an addendum to the convertible debenture and warrant whereby the Company agreed to the following:

* the discount multiplier was reduced from eighty percent to seventy six percent;
* within five business days after this registration statement being declared effective, La Jolla is required to submit a debenture conversion in the amount of $10,000 and every ten business days thereafter La Jolla shall submit three additional debenture conversion in the amount of $10,000 each;
* within five business days after this registration statement being declared effective, La Jolla shall wire $400,000 to us as a prepayment towards the exercise of its warrant; and
* immediately following the sale of all shares held by La Jolla in connection with the debenture conversions in the aggregate amount of $40,000, La Jolla shall wire $275,000 to us as a prepayment towards the exercise of its warrant and shall submit a debenture conversion in the amount of $6,250 on the first business day of each month until the debenture is no longer outstanding.

LaJolla has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does exceed 4.9% of the then issued and outstanding shares of common stock.

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

                            AMERICAN AMMUNITION, INC.

Note H - Convertible Debenture - continued

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

On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $150,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,900,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,500,000 shares of the Company's common stock for gross proceeds of $1,500,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $150,000 from the Debenture Holder.


Note I - Preferred Stock Transactions

Preferred stock consists of the following as of December 31, 2004 and 2003, respectively:

                                         December 31, 2004  December 31, 2003
                                         ------------------ ------------------
                                         #  shares   value  #  shares   value
                                         --------- -------- --------- --------
Series A Cumulative
  Convertible Preferred Stock               12,000 $ 60,000    12,000 $ 60,000
Series B Cumulative
  Convertible Preferred Stock               91,700  458,500    91,700  458,500
Series C Convertible Preferred Stock     1,905,882  324,000         -        -
                                         --------- --------  -------- --------
                                         2,009,582 $842,500   103,700 $518,500
                                         ========= ========  ======== ========

Series A Convertible Preferred Stock

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

                            AMERICAN AMMUNITION, INC.

Note I - Preferred Stock Transactions - Continued

Series A Convertible Preferred Stock - continued

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

Series B Convertible Preferred Stock

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

Series C Convertible Preferred Stock

In November 2004, the Company sold 1,905,882 shares of Series C Convertible Preferred Stock to an existing shareholder and officer of the Company in a private transaction pursuant to Section (4)2 of the Securities Act of 1933 for gross proceeds of approximately $324,000. No underwriter was used in conjunction with this transaction.

The Series C Convertible Preferred Stock provides for dividends at a rate of 4.0% per annum, to be declared and paid monthly in either cash or stock at the discretion of the Company.

The Series C Preferred Stock is convertible at a rate of $0.18 per share into 1,800,000 shares of the Company's common stock at any time at the option of the holder, subject to adjustments for customary anti-dilution events.

                            AMERICAN AMMUNITION, INC.

Note K - Common Stock Transactions

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

During the period from April 1, 2004 through June 30, 2004, the Company issued an aggregate 3,000,000 shares of common stock, in three (3) separate transactions, in exchange for the redemption of approximately $75,000 in outstanding debenture balance and approximately $750,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $35,000 during this time period. Additionally, on June 29, 2004, the Company issued an additional 1,000,000 shares of common stock in advance of the exercise of a $25,000 redemption on the outstanding debenture payable and a $250,000 cash payment on the exercise of the affiliated warrant. As of December 31, 2004, the Company has received $100,000 in cash on the warrant exercise and has not applied the debt reduction portion of this transaction.

                            AMERICAN AMMUNITION, INC.

Note K - Common Stock Transactions - Continued

On May 26, 2004, the Company issued 300,000 shares of restricted, unregistered common stock to two separate corporations in payment and full satisfaction of all amounts due for fees and/or commissions due in conjunction with the Company's convertible debenture financing transaction. This transaction was valued at approximately $36,000, which was less than the closing price on the date of the respective transaction resulted in a charge to operations of approximately $24,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

On October 19, 2004, the Company issued 1,111,112 shares of restricted, unregistered common stock to acquire certain assets valued at an aggregate $500,000. The assets consist principally of equipment (approximately $134,000), inventory (approximately $89,500) and patents and a covenant not-to-compete (approximately $276,500).

In November 2004, the Company issued 53,908 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended June 30, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note L - Rental Commitments

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long- term operating lease agreement. The lease requires a monthly payment of approximately $5,735, including applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on December 1, 2009 and contains a clause that upon expiration, the Company and the controlling shareholder shall renegotiate the annual rental amount.

The Company's subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $20,752 and $16,622, respectively, for each of the years ended December 31, 2004 and 2003.

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

                            AMERICAN AMMUNITION, INC.

Note L - Rental Commitments - Continued

Future minimum rental payments on the above leases are as follows:

               Year ended
               December 31,     Amount
               ------------------------
               2005            $166,974
               2006             117,244
               2007              72,643
               2008              68,815
               2007              68,815
                               --------
               Totals          $494,491
                               ========

For the respective years ended December 31, 2004, the Company paid an aggregate of $131,804 and $87,826 for rent under these agreements.


Note M - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2004 and 2003, respectively, are as follows:

                                    Year ended     Year ended
                                    December 31,   December 31,
                                        2004           2003
                                    ---------------------------
       Federal:
         Current                    $         -    $        -
         Deferred                             -             -
                                    -----------    ----------
                                              -             -
                                    -----------    ----------
       State:
         Current                              -             -
         Deferred                             -             -
                                    -----------    ----------
                                              -             -
                                    -----------    ----------
         Total                      $         -    $        -
                                    ===========    ==========

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $7,850,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.





                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.

Note M - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Year ended    Year ended
                                                      December 31,  December 31,
                                                          2004           2003
                                                      --------------------------

Statutory rate applied to loss before income taxes    $(1,128,000)  $  (999,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset    1,128,000       999,000
                                                      -----------   -----------

       Income tax expense                             $          -  $         -
                                                      ============  ===========

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                      Year ended    Year ended
                                                      December 31,  December 31,
                                                          2004           2003
                                                      --------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards               $  2,669,000  $ 2,900,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences                 (690,000)    (250,000)
                                                      ------------  -----------
                                                         1,979,000    2,650,000
     Less valuation allowance                           (1,979,000   (2,650,000)
                                                      ------------  -----------

       Net Deferred Tax Asset                         $          -  $         -
                                                      ============  ===========

During the years ended December 31, 2004 and 2003, respectively, the valuation allowance increased (decreased) by approximately $(671,000)and $656,000.


Note N - Revenue Concentrations

The Company sells to both commercial and governmental customers, in both domestic and foreign markets. The following table shows the Company's gross revenue composition:

                              Year ended                  Year ended
                           December 31, 2004           December 31, 2003
                           -----------------           -----------------
                           Amount   % of total         Amount   % of total
                          --------- ----------        --------- ----------
Domestic
   Commercial
     Customer A           $       -          -        $ 524,210      24.96
     Customer B                   -          -          463,423      22.07
     Customer C                   -          -          188,546       8.98
     Others               1,827,104      56,26          348,022      16.58
                          --------- ----------        --------- ----------
                          1,827,104      56,26        1,524,201      72.59
                          --------- ----------        --------- ----------



                (Remainder of this page left blank intentionally)

                            AMERICAN AMMUNITION, INC.

Note N - Revenue Concentrations - Continued

                              Year ended                  Year ended
                           December 31, 2004           December 31, 2003
                           -----------------           -----------------
                           Amount   % of total         Amount   % of total
                          --------- ----------        --------- ----------

   Governmental
     Customer D                   -          -          421,290      20.06
     Customer E             698,976      21.52                -          -
     Others                   8,905       0.28           23,663       1.12
                          --------- ----------        --------- ----------
                            707,881      21.80          444,953      21.18
                          --------- ----------        --------- ----------
Foreign
   Governmental
     Customer F             684,340      21.07                -          -
     Others                  28,043       0.87          130,710       6.23
                          --------- ----------        --------- ----------
                            712,383      21.94          130,710       6.23
                          --------- ----------        --------- ----------

     Totals              $3,247,368     100.00       $2,099,864     100.00
                          --------- ----------        --------- ----------


Note O - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003, respectively.

                              Quarter ended     Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31,          June 30,      September 30,   December 31,   December 31,
------------------------------------------------------------------------------------------------------------
Calendar 2004
   Revenues - net              $   281,507       $   568,785     $   861,988     $ 1,535,088    $ 3,247,368
   Gross profit                $  (423,626)      $  (676,300)    $   377,181     $  (650,553)   $(1,373,298)
   Net earnings after
     provision for
     income taxes              $(1,188,358)      $(1,155,307)    $     9,552     $  (983,960)   $(3,318,073)
   Basic and fully diluted
     earnings per share        $     (0.02)      $     (0.02)    $      0.00     $     (0.01)   $     (0.05)
   Weighted average
     number of shares
     issued and outstanding     67,769,150        71,148,043      73,673,416      74,616,136     71,814,490

Calendar 2003
   Revenues - net              $   608,437       $   289,551     $   317,729     $   769,280    $ 1,984,997
   Gross profit                $   (66,668)      $  (463,653)    $  (462,483)    $  (254,221)   $(1,247,025)
   Net earnings after
     provision for
     income taxes              $  (300,355)      $(1,232,951)    $(1,200,981)    $  (205,108)   $(2,939,395)
   Basic and fully diluted
     earnings per share        $     (0.01)      $     (0.02)    $     (0.02)            nil    $     (0.05)
   Weighted average
     number of shares
     issued and outstanding     56,638,979        59,294,402      61,683,424      66,253,535     61,202,839