Form 10QSB
period 2005-03-31
AMERICAN AMMUNITION INC/FL
filed 2005-05-23
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 21, 2005: 74,851,691


Transitional Small Business Disclosure Format (check one):   YES [_] NO [X]

                            American Ammunition, Inc.

                Form 10-QSB for the Quarter ended March 31, 2005

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       19

  Item 3   Controls and Procedures                                         22

Part II - Other Information

  Item 1   Legal Proceedings                                               22

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     22

  Item 3   Defaults Upon Senior Securities                                 22

  Item 4   Submission of Matters to a Vote of Security Holders             22

  Item 5   Other Information                                               23

  Item 6   Exhibits                                                        23


Signatures                                                                 23

                         Part I - Financial Information

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2005 and 2004

                                   (Unaudited)

                                                                               March 31,        March 31,
                                                                                 2005             2004
                                                                             -------------    ------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                  $     377,922    $    111,595
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0- and $-0-, respectively                289,559         306,709
   Inventory                                                                       857,552       1,345,586
   Prepaid expenses                                                                 59,497          38,067
                                                                             -------------    ------------

     Total Current Assets                                                        1,584,530       1,801,957
                                                                             -------------    ------------


Property and Equipment - at cost
   Manufacturing equipment                                                       8,006,483       7,416,352
   Office furniture and fixtures                                                    69,889          77,381
   Leasehold improvements                                                          190,277         187,397
                                                                             -------------    ------------

                                                                                 8,266,649       7,681,130
   Accumulated depreciation                                                     (4,990,261)     (4,241,372)
                                                                             -------------    ------------

     Net Property and Equipment                                                  3,276,388       3,439,758
                                                                             -------------    ------------


Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $22,974                      252,716               -
   Deposits and other                                                               83,660          77,860
                                                                             -------------    ------------

     Total other assets                                                            336,376          77,860
                                                                             -------------    ------------

TOTAL ASSETS                                                                 $   5,197,294    $  5,319,575
                                                                             =============    ============



                                  - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2005 and 2004

                                   (Unaudited)

                                                                               March 31,        March 31,
                                                                                 2005             2004
                                                                             -------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                      $           -   $       4,905
   Customer deposits                                                               440,906           4,100
   Accounts payable - trade                                                        693,980         248,798
   Accrued salaries and wages payable                                              166,492               -
   Accrued interest expense                                                         15,000               -
   Accrued dividends payable                                                        29,509          11,021
                                                                             -------------    ------------
     Total Current Liabilities                                                   1,345,887         268,824

Long-Term Liabilities                                                                    -               -
                                                                             -------------    ------------
     Total Liabilities                                                           1,345,887         268,824
                                                                             -------------    ------------
Commitments and Contingencies

Convertible Debenture                                                              266,365         341,365
                                                                             -------------    ------------
Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C                                          2,010             104
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     74,851,691 and 69,331,666 shares
       issued and outstanding, respectively                                         74,852          69,332
   Additional paid-in capital                                                   24,472,709      22,467,723
   Accumulated deficit                                                         (20,789,529)    (17,827,773)
                                                                             -------------    ------------
                                                                                 3,760,042       4,709,386
   Stock subscription receivable                                                  (175,000)              -
                                                                             -------------    ------------

     Total Stockholders' Equity                                                  3,585,042       4,709,386
                                                                             -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   5,197,294    $  5,319,575
                                                                             =============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2005 and 2004

                                   (Unaudited)

                                                                                Three months    Three months
                                                                                    ended           ended
                                                                                March 31, 2005  March 31, 2004
                                                                                --------------  --------------

Revenues - net of returns and allowances                                        $    1,170,317  $      281,507
                                                                                --------------  --------------
Cost of Sales
   Materials, Direct Labor and other direct costs                                    1,349,331         532,045
   Depreciation                                                                        187,249         173,088
                                                                                --------------  --------------
     Total Cost of Sales                                                             1,536,580         705,133
                                                                                --------------  --------------
Gross Profit                                                                          (366,263)       (423,626)
                                                                                --------------  --------------
Operating Expenses
   Research and development expenses                                                     1,732               -
   Marketing and selling expenses                                                       81,106         123,179
   Other operating expenses                                                            319,561         290,667
   Bad debt expense                                                                          -          27,819
   Interest expense                                                                      6,520             260
   Depreciation expense                                                                  1,317           1,894
   Amortization expense                                                                 13,785               -
   Compensation expense related to issuances of
     common stock at less than "fair value"                                                  -         321,000
                                                                                --------------  --------------
     Total Operating Expenses                                                          424,021         764,819
                                                                                --------------  --------------
Loss from Operations                                                                  (790,284)     (1,188,445)

Other Income (Expense)                                                                   4,240              87
                                                                                --------------  --------------
Loss before Income Taxes                                                              (786,044)     (1,188,358)

Provision for Income Taxes                                                                   -               -
                                                                                --------------  --------------
Net Loss                                                                              (786,044)     (1,188,358)

Other Comprehensive Income                                                                   -               -
                                                                                --------------  --------------

Comprehensive Loss                                                              $     (786,044) $   (1,188,358)
                                                                                ==============  ==============
Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                                                      $        (0.01) $        (0.02)
                                                                                ==============  ==============

Weighted-average number of
   common shares outstanding                                                        74,851,691      67,769,150
                                                                                ==============  ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2005 and 2004

                                   (Unaudited)

                                                                                Three months    Three months
                                                                                    ended           ended
                                                                                March 31, 2005  March 31, 2004
                                                                                --------------  --------------

Cash flows from operating activities
   Net loss for the period                                                      $     (786,045) $   (1,188,358)

   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   202,351         174,982
       Bad debt expense                                                                      -          27,819
       Compensation expense related to issuance
         of common stock at less than "fair value"                                           -         321,000
       (Increase) Decrease in
         Accounts receivable                                                           349,885         186,307
         Inventory                                                                      54,872        (232,830)
         Prepaid expenses, deposits and other                                             (651)         (2,321)
       Increase (Decrease) in
         Accounts payable - trade                                                     (242,906)        119,933
         Other accrued expenses                                                         30,522               -
                                                                                --------------  --------------
     Net cash (used in) operating activities                                          (391,972)       (588,826)
                                                                                --------------  --------------
Cash flows from investing activities
   Purchase of property and equipment                                                  (35,571)       (302,314)
                                                                                --------------  --------------
     Net cash (used in) investing activities                                           (35,571)       (302,314)
                                                                                --------------  --------------
Cash flows from financing activities
   Principal paid on long-term capital leases                                                -          (2,936)
   Cash received from sale of common stock and warrant exercise                              -         500,000
                                                                                --------------  --------------
     Net cash provided by financing activities                                               -         497,064
                                                                                --------------  --------------
Increase (Decrease) in Cash                                                           (427,543)       (394,076)

Cash at beginning of period                                                            805,465         505,671
                                                                                --------------  --------------

Cash at end of period                                                           $      377,922  $      111,595
                                                                                ==============  ==============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $        6,520  $          260
                                                                                ==============  ==============
     Income taxes paid for the period                                           $            -  $            -
                                                                                ==============  ==============

Supplemental disclosure of non-cash investing and financing activities
     Conversion of convertible debenture
       into common stock                                                        $            -  $       50,000
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

                    American Ammunition Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                    American Ammunition Inc. and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued

     As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire at the end of 2005.

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

     As of March 31, 2005 and 2004, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

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


Note E - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts in a single  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution.

                    American Ammunition Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note E - Concentrations of Credit Risk - Continued

During the period ended March 31, 2005 and the periods subsequent thereto, respectively, the various operating companies maintained deposits in this financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2003 and 2004, and subsequent thereto, as a result of any of these unsecured situations.


Note F - Inventory

As of March 31, 2005 and 2004, inventory consisted of the following components:

                                      March 31,         March 31,
                                        2005               2004
                                    ----------          -----------

         Raw materials              $  596,548          $  428,611
         Work in process               177,862             419,236
         Finished goods                 83,142             497,739
                                    ----------          ----------

         Totals                     $  857,552          $1,345,586
                                    ==========          ==========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                      March 31,       March 31,      Estimated
                                         2005            2004       useful life
                                     -------------  ---------------------------

   Manufacturing equipment           $  8,006,483    $  7,416,352    3-10 years
   Office furniture and fixtures           69,889          77,381    3- 7 years
   Leasehold improvements                 190,277         187,397    8-20 years
                                     ------------    ------------
                                        8,266,649       7,681,130
   Accumulated depreciation            (4,990,261)     (4,241,372)
                                     ------------    ------------

   Net property and equipment        $  3,276,388    $  3,439,758
                                     ============    ============

Total depreciation expense charged to operations for the three months ended March 31, 2005 and 2004 was approximately $188,566 and $171,982, respectively.






                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note H- Capital Leases Payable

Capital leases payable consist of the following as of March 31, 2005 and 2004, respectively:

                                                                 March 31,       March 31,
                                                                   2004            2003
                                                                --------------------------

Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued  interest.  Final maturities occur between September
2004 and December 2004. Collateralized the underlying leased
manufacturing equipment.                                        $       -       $    4,905

     Less current maturities                                            -           (4,905)
                                                                ---------       ----------

     Long-term portion                                          $       -       $        -
                                                                =========       ==========


Note I - Convertible Debenture

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

As of March 31, 2005, the outstanding balance on the convertible debenture is approximately $266,365 and we have approximately 2,663,650 warrants outstanding. A recap of the debenture activity is as follows:

                                         Debenture         Warrant
                                       (in dollars)      (in shares)
                                       ------------      -----------
       Initial amount                  $    600,000        6,000,000
       2003 redemptions                    (208,635)      (2,086,350)
       2004 redemptions                    (125,000)      (1,250,000)
                                       ------------      -----------

       Balances outstanding
         at March 31, 2005             $    266,365        2,633,650
                                       ============      ===========

The debentures bear interest at 8%, mature on June 30, 2006, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $.30, we will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of March 31, 2005, the warrant is exercisable into 2,663,650 shares of common stock at an exercise price of $1.00 per share.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note I - Convertible Debenture - Continued

In December 2004, the Company entered into an addendum to the convertible debenture and warrant whereby the Company agreed to the following:

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

On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $125,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,150,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,250,000 shares of the Company's common stock for gross proceeds of $1,250,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $150,000 from the Debenture Holder.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note J - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2005 and 2004, respectively:

                                      March 31, 2005          March 31, 2004
                                      --------------          --------------
                                    # shares     value    # shares       value
                                   ---------   ---------  ---------   ---------
Series A Cumulative
  Convertible Preferred Stock         12,000   $  60,000     12,000   $  60,000
Series B Cumulative
  Convertible Preferred Stock         91,700     458,500     91,700     458,500
Series C Convertible
  Preferred Stock                  1,905,882     324,000          -           -
                                   ---------   ---------  ---------   ---------
                                   2,009,582   $ 842,500    103,700   $ 518,500
                                   =========   =========  =========   =========

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

Each share of Series C Preferred Stock is convertible at a rate of $0.18 per share into 1,800,000 shares of the Company's common stock at any time at the option of the holder, subject to adjustments for customary anti- dilution events.


Note K - Common Stock Transactions

Calendar 2003 transactions

During the period from March 19, 2003 through December 31, 2003, the Company issued an aggregate 4,561,753 shares of common stock, in 24 separate transactions, in exchange for the redemption of approximately $208,635 in outstanding debenture balance and approximately $2,086,350 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $882,291 during this time period.

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

Calendar 2003 transactions - continued

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

Calendar 2004 transactions

During the period from  February  13,  2004  through  June 4, 2004,  the Company issued an aggregate 4,150,000 shares of common stock, in 5 separate transactions, in exchange for the redemption of approximately $125,000 in outstanding debenture balance and approximately $1,250,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $356,000 during this time period.

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

Calendar 2004 transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note L - Rental Commitments - Continued

Future minimum rental payments on the above leases are as follows:

                       Year ended
                       December 31,    Amount
                       ----------------------
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


Note M - Income Taxes

The components of income tax (benefit) expense for the respective three month periods ended March 31, 2005 and 2004 are as follows:

                                      Three months     Three months
                                          ended             ended
                                     March 31, 2005   March 31, 2004
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
                                        =======           ======

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $8,100,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire at the end of Calendar 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                            Three months     Three months
                                                ended             ended
                                           March 31, 2005   March 31, 2004
                                           -------------------------------

Statutory rate applied to loss
        before income taxes                 $ (267,000)       $ (295,000)
Increase (decrease) in income
        taxes resulting from:
     State income taxes                              -                 -
     Other, including reserve for
        deferred tax asset                     267,000           295,000
                                            ----------        ----------

       Income tax expense                   $        -        $        -
                                            ==========        ==========

                   American Ammunition, Inc. and Subsidiaries

Note O - Income Taxes - Continued

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                  December 31,     December 31,
                                                     2004             2003
                                                 ------------------------------

     Deferred tax assets - long-term
       Net operating loss carryforwards           $ 2,669,000       $ 2,900,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences            (690,000)         (250,000)
                                                  -----------       -----------
                                                    1,979,000         2,650,000
     Less valuation allowance                      (1,979,000)       (2,650,000)
                                                  -----------       -----------

       Net Deferred Tax Asset                     $         -       $         -
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

Given these uncertainties, readers of this Quarterly Report on Form 10-QSB and investors in our equity securities are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Results of Operations

Three months ended March 31, 2005 compared with the three months ended March 31, 2004.

During the three months ended March 31, 2005, we experienced aggregate net revenues of approximately $1,170,000, as compared to approximately $282,000 during the comparable quarter of 2004. The first quarter 2005 sales compare comparably to the 4th quarter 2004 sales of approximately $1,535,000.

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

The Company continues to experience high demand for small arms ammunition from both the retail channel market and domestic and foreign governments. The Company has identified certain production issues which has inhibited the full realization of existing product demands and has begun to take the necessary steps to add specific machinery to counteract these issues.

We experienced costs of goods sold of approximately $1,536,580 for the three months ended March 31, 2005 as compared to approximately $705,000 for the three months ended March 31, 2004.

Through March 31, 2005, and subsequent thereto, we continue to experience negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders during the first two quarters of 2004 due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $190,000 and $173,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity. For the three month periods ended March 31, 2005 and 2004, we generated a negative gross profit of approximately $(366,000), or (31.3%), and approximately $(424,000), or (150.5%). Based on orders received and products shipped during the first quarter of 2005 (through the filing date of this document) and our ongoing conversations with various customers, management continues to believe that the Company should be able to generate a positive gross profit in future periods..

We experienced nominal research and development expenses of approximately $1,700 and $-0-, respectively, during the respective three month periods ended March 31, 2005 and 2004, principally related to refinements in and the expansion of our product line.

During the first quarters of 2005 and 2004, we expended approximately $81,000 and $123,000, respectively, in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

Other general and administrative expenses increased by approximately $29,000 from approximately $320,000 for the three months ended March 31, 2005 as compared to approximately $291,000 for the three months ended March 31, 2004. These increases are not identifiable by one specific area; however, relate to general corporate expenses, office and administrative wages and salaries and other related office overhead.

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

We recognized a net loss of approximately $(786,000) and $(1,188,000) for the respective three month periods ended March 31, 2005 and 2004, respectively, or $(0.01) and $(0.02) per share.

Liquidity And Capital Resources

As of March 31, 2005, December 31, 2004 and March 31, 2004, respectively, we had working capital of approximately $239,000, $872,000 and $1,533,000. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

We have used cash in operating activities of approximately $(392,000) and $(589,000) during the quarters ended March 31, 2005 and 2004, respectively.

The most significant use of cash in operations during the quarter ended March 31, 2004 was for the increase in on-hand inventory to support the anticipated demand on our retail dealer direct program and our existing and anticipated U.
S. Government contracts.

We anticipate that our improved liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the quarters ended March 31, 2005 and 2004, respectively, we added approximately $36,000 and $302,000 in new equipment. Based on communicated future demand for our products, we have instituted a program to expand our production capacity through the addition of additional equipment from the open market. The equipment ultimately to be added is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

As of March 31, 2005, the outstanding balance on the convertible debenture is approximately $266,365 and we have approximately 2,663,650 warrants outstanding.

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



                          Part II - Other Information


Item 1 - Legal Proceedings

   None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None


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

Date: May 21, 2005

                                  By:     /s/ Andres F. Fernandez
                                  ----------------------------------
                                  Andres F. Fernandez
                                  President, Chief Executive Officer
                                  Chief Financial Officer and Director