Form 10QSB
period 2005-06-30
AMERICAN AMMUNITION INC/FL
filed 2005-08-15
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005


[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission File Number: 0-32379



                            American Ammunition, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       California                                        91-2021594
--------------------------------------------------------------------------------
  (State of incorporation)                         (IRS Employer ID Number)


                      3545 NW 71st Street, Miami, FL 33147
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 835-7400
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [X]   NO [_]




State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 2005: 90,223,966



Transitional Small Business Disclosure Format (check one):    YES [_]  NO [X]

                            American Ammunition, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                Table of Contents


                                                                         Page
Part I - Financial Information

  Item 1 Financial Statements                                            F-1

  Item 2 Management's Discussion and Analysis or Plan of Operation        23

  Item 3 Controls and Procedures                                          32


Part II - Other Information

  Item 1 Legal Proceedings                                                33

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds      33

  Item 3 Defaults Upon Senior Securities                                  34

  Item 4 Submission of Matters to a Vote of Security Holders              34

  Item 5 Other Information                                                34

  Item 6 Exhibits                                                         34


Signatures                                                                34

Part I
Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2005 and 2004

                                   (Unaudited)

                                                                                June 30, 2005 June 30, 2004
                                                                                ------------- -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     486,609 $     439,037
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0- and $-0-, respectively                   192,855        37,073
   Inventory                                                                          548,616     1,020,460
   Prepaid expenses                                                                    56,382        36,760
                                                                                ------------- -------------

     Total Current Assets                                                           1,284,462     1,533,330
                                                                                ------------- -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                          8,083,624     7,446,870
   Office furniture and fixtures                                                       55,577        82,719
   Leasehold improvements                                                             190,277       187,397
                                                                                ------------- -------------
                                                                                    8,329,478     7,716,986
   Accumulated depreciation                                                        (5,186,640)   (4,417,688)
                                                                                ------------- -------------

     Net Property and Equipment                                                     3,142,838     3,299,298
                                                                                ------------- -------------


Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $36,759                         238,931             -
   Deposits and other                                                                  83,660        83,660
                                                                                ------------- -------------

     Total Other Assets                                                               322,591        83,660
                                                                                ------------- -------------

TOTAL ASSETS                                                                    $   4,749,891 $   4,916,288
                                                                                ============= =============

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2005 and 2004

                                   (Unaudited)

                                                                                June 30, 2005 June 30, 2004
                                                                                ------------- -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                         $           - $       2,606
   Customer deposits                                                                  440,906         4,100
   Accounts payable - trade                                                           736,255       218,116
   Other accrued liabilities                                                          202,102             -
   Advances from shareholders                                                         150,000             -
   Accrued dividends payable                                                           20,339        12,221
                                                                                ------------- -------------
     Total Current Liabilities                                                      1,549,602       237,043
                                                                                ------------- -------------

Long-Term Liabilities
   Capital leases payable                                                                   -             -
                                                                                ------------- -------------

     Total Liabilities                                                                237,043       237,043
                                                                                ------------- -------------

Commitments and Contingencies

Convertible Debenture                                                                 241,365       266,365
                                                                                ------------- -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                                 -             -
     1,000,000 shares allocated to Series B                                                 -             -
     1,905,882 shares allocated to Series C                                             2,010           104
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     75,907,300 and 75,656,926 shares issued and outstanding                           75,907        73,657
   Additional paid-in capital                                                      24,946,326    23,607,568
   Accumulated deficit                                                            (22,026,926)  (18,993,449)
                                                                                ------------- -------------
                                                                                    2,997,317     4,687,880
   Stock subscription receivable                                                      (38,393)     (275,000)
                                                                                ------------- -------------

   Total Stockholders' Equity                                                       2,958,924     4,412,880
                                                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   4,749,891 $   4,916,288
                                                                                ============= =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2005 and 2004

                                   (Unaudited)


                                              Six months        Six months      Three months    Three months
                                                 ended             ended           ended             ended
                                             June 30, 2005    June 30, 2004     June 30, 2005   June 30, 2004
                                             -------------    -------------     -------------   -------------
Revenues                                     $   1,855,010    $     850,292     $     684,693   $     568,785
                                             -------------    -------------     -------------   -------------
Cost of Sales
   Materials, Direct Labor
      and other direct costs                     2,502,842        1,602,707         1,153,511       1,070,662
   Depreciation                                    382,311          347,511           195,062         174,423
                                             -------------    -------------     -------------   -------------
      Total Cost of Sales                        2,885,153        1,950,218         1,348,573       1,245,085
                                             -------------    -------------     -------------   -------------

Gross Profit                                    (1,030,143)      (1,099,926)         (676,300)       (683,880)
                                             -------------    -------------     -------------   -------------
Operating Expenses
   Research and development expenses                 1,611            6,474             6,474              79
   Marketing and promotion expenses                111,752          254,054           130,875          30,646
   Other operating expenses                        631,521          595,092           304,425         311,960
   Interest expense                                 10,131              767               507           3,611
   Depreciation and amortization                    3,0203            3,787             1,893          15,101
   Compensation expense related to
      common stock issuances at less
      than "fair value"                            200,502          356,000            35 000         200,502
                                             -------------    -------------     -------------   -------------
      Total Operating Expenses                     985,920        1,243,993           479,174         561,899
                                             -------------    -------------     -------------   -------------

Loss from Operations                            (2,016,063)      (2,343,919)       (1,155,474)     (1,223,787)

Other Income (Expense)
   Interest and other income                         6,232              254               167           1,992
                                             -------------    -------------     -------------   -------------
Income (Loss) before Income Taxes               (2,009,831)      (2,343,665)       (1,155,307)     (1,223,787)

Provision for Income Taxes                               -                -                 -               -
                                             -------------    -------------     -------------   -------------

Net Income (Loss)                               (2,009,831)      (2,343,665)       (1,155,307)     (1,223,787)
Other Comprehensive Income                               -                -                 -               -
                                             -------------    -------------     -------------   -------------

Comprehensive Income (Loss)                  $  (2,009,831)   $  (2,343,665)    $  (1,155,307)  $  (1,223,787)
                                             =============    =============     =============   =============
Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.03)   $       (0.03)    $       (0.02)  $       (0.02)
                                             =============    =============     =============   =============
Weighted-average number of
   common shares outstanding                    74,909,127       69,458,597        71,148,043      74,940,266
                                             =============    =============     =============   =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2005 and 2004

                                   (Unaudited)

                                                                                 Six months    Six months
                                                                                    ended        ended
                                                                                June 30, 2005 June 30, 2004
                                                                                ------------- -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (2,009,831)$  (2,343,665)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                  412,514       351,298
       Bad debt expense                                                                     -        27,819
       Compensation expense related to common stock
         issuances at less than "fair value"                                          200,502       356,000
       (Increase) Decrease in
         Accounts receivable                                                          446,589       455,943
         Inventory                                                                    363,808        92,296
         Prepaid expenses, deposits and other                                           2,464        (2,172)
       Increase (Decrease) in
         Accounts payable - trade                                                    (250,630)       89,252
         Other accrued expenses                                                        37,522             -
                                                                                ------------- -------------
Net cash used in operating activities                                                (797,062)     (973,229)
                                                                                ------------- -------------

Cash flows from investing activities
   Purchase of property and equipment                                                 (98,400)     (338,170)
                                                                                ------------- -------------
Net cash used in investing activities                                                 (98,400)     (338,170)
                                                                                ------------- -------------

Cash flows from financing activities
   Advances from shareholders                                                         150,000             -
   Principal paid on long-term capital leases                                               -        (5,235)
   Cash paid to obtain capital                                                        (10,000)            -
   Cash received on sale of common stock                                              436,606     1,250,000
                                                                                ------------- -------------
Net cash provided by financing activities                                             576,606     1,244,765
                                                                                ------------- -------------

Increase (Decrease) in Cash                                                          (318,856)      (66,634)
Cash at beginning of year                                                             805,465       505,671
                                                                                ------------- -------------

Cash at end of period                                                           $   486,609   $     439,037
                                                                                ============= =============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $      10,131 $         767
                                                                                ============= =============
     Income taxes paid for the period                                           $           - $           -
                                                                                ============= =============

Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and accrued interest payable
       into common stock                                                        $      25,000 $     125,000
                                                                                ============= =============
     Common stock issued in payment for costs of raising capital                $           - $      36,000
                                                                                ============= =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $       9,171 $      19,540
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire at the end of 2005.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


6.   Earnings (loss) per share (continued)

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

     As of June 30, 2005 and 2004, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

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

During the period ended June 30, 2005 and the periods subsequent thereto, respectively, the various operating companies maintained deposits in this financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2003 and 2004, and subsequent thereto, as a result of any of these unsecured situations.


Note F - Inventory

As of June 30, 2005 and 2004, inventory consisted of the following components:

                                June 30, 2005  June 30, 2004
                                -------------  -------------

         Raw materials          $     339,605  $     121,795
         Work in process              125,533        562,094
         Finished goods                83,478        336,571
                                -------------  -------------

         Totals                 $     548,616  $   1,020,460
                                =============  =============


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                                     Estimated
                                    June 30, 2005   June 30, 2004   useful life
                                    -------------   -------------   -----------
   Manufacturing equipment          $   8,083,624   $   7,446,870    3-10 years
   Office furniture and fixtures           55,577          82,719    3- 7 years
   Leasehold improvements                 190,277         187,397    8-20 years
                                    -------------   -------------
                                        8,329,478       7,716,986
   Accumulated depreciation            (5,186,640)     (4,417,688)
                                    -------------   -------------
   Net property and equipment       $   3,142,838   $   3,299,298
                                    =============   =============

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note G - Property and Equipment - Continued

Total depreciation expense charged to operations for the six months ended June 30, 2005 and 2004 was approximately $409,880 and $351,298, respectively.


Note H- Capital Leases Payable

Capital leases payable consist of the following as of June 30, 2005 and 2004, respectively:

                                                                 June 30, 2005  June 30, 2004
                                                                 -------------  -------------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued  interest.  Final maturities occur between September
2004 and December 2004. Collateralized the underlying leased
manufacturing equipment.                                         $           -  $       2,606

     Less current maturities                                                 -         (2,606)
                                                                 -------------  -------------
     Long-term portion                                           $           -  $           -
                                                                 -------------  -------------

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


Note I - Convertible Debenture (continued)

As of March 31, 2005, the outstanding balance on the convertible debenture is approximately $266,365 and we have approximately 2,663,650 warrants outstanding. A recap of the debenture activity is as follows:

                                     Debenture         Warrant
                                   (in dollars)       (in shares)
                                   ------------       -----------
       Initial amount              $    600,000         6,000,000
       2003 redemptions                (208,635)       (2,086,350)
       2004 redemptions                (135,000)       (1,250,000)
       2005 redemptions                 (25,000)         (250,000)
                                   ------------        ----------
       Balances outstanding
         at March 31, 2005         $    241,365         2,413,650
                                   ============        ==========

The debentures bear interest at 8%, mature on June 30, 2007, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.

However, in the event that our market price is less than $.30, we will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of June 30, 2005, the warrant is exercisable into 2,413,650 shares of common stock at an exercise price of $1.00 per share.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note I - Convertible Debenture (continued)

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

Between January 1, 2005 and June 30, 2005, the Debenture Holder elected to convert an aggregate $25,000, through a separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 750,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 250,000 shares of the Company's common stock for gross proceeds of $250,000.

On May 6, 2005 and June 21, 2005, the Company authorized the issuance of an aggregate 14,000,000 shares into the A designated escrow account for the purpose of facilitating future conversions of the outstanding Debenture into common stock in conjunction with the exercise of the outstanding Warrants. Subsequent to June 30, 2005, the Debenture Holder, in 4 separate transactions, was issued an aggregate 5,824,758 shares for the conversion of an aggregate $40,000 in Convertible Debenture and the exercise of 400,000 Warrants at an aggregate price of $400,000.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note J - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2005 and 2004, respectively:

                                           June 30, 2005        June 30, 2004
                                        # shares    value     # shares   value
                                        --------   ---------  --------  --------
Series A
Cumulative Convertible Preferred Stock    12,000   $  60,000    12,000  $ 60,000
Series B
Cumulative Convertible Preferred Stock    91,700     458,500    91,700   458,500
Series C
Convertible Preferred Stock            1,905,882     324,000         -         -
                                       ---------   ---------  --------  --------
                                       2,009,582   $ 842,500   103,700  $518,500
                                       =========   =========  ========  ========

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

Calendar 2005 Transactions

Between January 1, 2005 and June 30, 2005, the Debenture Holder elected to convert an aggregate $25,000, through a separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 750,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 250,000 shares of the Company's common stock for gross proceeds of $250,000.

On May 6, 2005 and June 21, 2005, the Company authorized the issuance of an aggregate 14,000,000 shares into the A designated escrow account for the purpose of facilitating future conversions of the outstanding Debenture into common stock in conjunction with the exercise of the outstanding Warrants. Subsequent to June 30, 2005, the Debenture Holder, in 4 separate transactions, was issued an aggregate 5,824,758 shares for the conversion of an aggregate $40,000 in Convertible Debenture and the exercise of 400,000 Warrants at an aggregate price of $400,000.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Common Stock Transactions - Continued

In February 2005, the Company issued 55,608 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended December 31, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In July and August 2005, the Company issued an aggregate 416,666 shares of restricted, unregistered common stock in 2 separate transactions for the payment of various consulting fees. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in these transactions.


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note L - Rental Commitments - Continued

Future minimum rental payments on the above leases are as follows:

              Year ended
             December 31,             Amount
             ------------           ----------
                 2005               $  166,974
                 2006                  117,244
                 2007                   72,643
                 2008                   68,815
                 2007                   68,815
                                    ----------
                Totals              $  494,491
                                    ==========

For the respective years ended December 31, 2004, the Company paid an aggregate of $131,804 and $87,826 for rent under these agreements.


Note M - Income Taxes

The components of income tax (benefit) expense for the respective six month periods ended June 30, 2005 and 2004 are as follows:

                               Six months        Six months
                                  ended             ended
                              June 30, 2005     June 30, 2004
                              -------------     -------------
       Federal:
         Current                $     -           $    -
         Deferred                     -                -
                                -------           ------
                                      -                -
                                -------           ------
       State:
         Current                      -                -
         Deferred                     -                -
                                -------           ------
                                      -                -
                                -------           ------
         Total                  $     -           $    -
                                =======           ======

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note M - Income Taxes - Continued

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $8,150,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire at the end of Calendar 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                       Six months        Six months
                                          ended             ended
                                      June 30, 2005     June 30, 2004
                                      -------------    --------------
Statutory rate applied to loss
        before income taxes           $    (683,000)   $     (797,000)
Increase (decrease) in income
 taxes resulting from:
     State income taxes                           -                 -
     Other, including reserve
        for deferred tax asset              683,000           797,000
                                      -------------    --------------
       Income tax expense             $           -    $            -
                                      =============    ==============

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                              Year ended        Year ended
                                             December 31,      December 31,
                                                 2004              2003
                                             ------------      ------------
     Deferred tax assets - long-term
       Net operating loss carryforwards      $  2,669,000      $  2,900,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences        (690,000)         (250,000)
                                             ------------      ------------
                                                1,979,000         2,650,000
     Less valuation allowance                  (1,979,000)       (2,650,000)
                                             ------------      ------------
       Net Deferred Tax Asset                $          -      $          -
                                             ============      ============

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

Results of Operations

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

     During the six months ended June 30, 2005, we experienced aggregate net revenues of approximately $1,855,000, as compared to approximately $850,000 during the comparable period ended June 30, 2004. The second quarter of 2005 profiles comparably to the same quarter of 2004 with net sales of approximately $685,000 versus $569,000.

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

     We experienced costs of goods sold of approximately $2,885,000 for the six months ended June 30, 2005 as compared to approximately $1,950,000 for the six months ended June 30, 2004.

     Through June 30, 2005, and subsequent thereto, we continue to experience negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders during the first two quarters of 2004 due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $382,000 and $348,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity. For the six month periods ended June 30, 2005 and 2004, we generated a negative gross profit of approximately $(1,030,000), or (55.53%), and approximately $(1,100,000), or (129.36%). Based on orders received and products shipped during the first six months of 2005 and our ongoing conversations with various customers, management continues to believe that the Company should be able to generate a positive gross profit in future periods.

     We experienced nominal research and development expenses of approximately $1,600 and $6,500, respectively, during the respective six month periods ended June 30, 2005 and 2004, principally related to refinements in and the expansion of our product line.

     During the first six months of 2005 and 2004, we expended approximately $112,000 and $254,000, respectively, in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

     Other general and administrative expenses increased by approximately $37,000 from approximately $595,000 for the six months ended June 30, 2005 as compared to approximately $632,000 for the six months ended June 30, 2004. These increases are not identifiable by one specific area; however, relate to general corporate expenses, office and administrative wages and salaries and other related office overhead.

     Included in our results of operations for the first six months of 2005 and 2004 are certain non-cash expenditure charges to operations of approximately $201,000 and $356,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock and either the cash received or the value of the services provided to us by third parties.

     We recognized a net loss of approximately $(2,010,000) and $(2,344,000) for the respective six month periods ended June 30, 2005 and 2004, respectively, or $(0.03) per share in each respective period.

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

Liquidity And Capital Resources

     As of June 30, 2005, December 31, 2004 and June 30, 2004, respectively, we had working capital of approximately $(265,000), $872,000 and $1,296,287. Our working capital position continues to fluctuate based on our sales volume, collections on our trade accounts receivable and cash received from the contractually mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

     We have used cash in operating activities of approximately $(797,000) and $(973,000) during the quarters ended June 30, 2005 and 2004, respectively.

     We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

     During the six months ended June 30, 2005 and 2004, respectively, we added approximately $98,,000 and $338,000 in new equipment. Based on communicated future demand for our products, we have instituted a program to expand our production capacity through the addition of additional equipment from the open market. The equipment ultimately to be added is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

     As of June 30, 2005, the outstanding  balance on the convertible  debenture
is  approximately   $241,365  and  we  have  approximately   2,413,650  warrants
outstanding.

     The debentures bear interest at 8%, mature on June 30, 2007, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $.30, we will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of June 30, 2005, the warrant is exercisable into 2,413,650 shares of common stock at an exercise price of $1.00 per share.

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

     Between January 1, 2005 and June 30, 2005, the Debenture Holder elected to convert an aggregate $25,000, through a separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 750,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 250,000 shares of the Company's common stock for gross proceeds of $250,000.

     On May 6, 2005 and June 21, 2005, the Company authorized the issuance of an aggregate 14,000,000 shares into the A designated escrow account for the purpose of facilitating future conversions of the outstanding Debenture into common stock in conjunction with the exercise of the outstanding Warrants. Subsequent to June 30, 2005, the Debenture Holder, in 4 separate transactions, was issued an aggregate 5,824,758 shares for the conversion of an aggregate $40,000 in Convertible Debenture and the exercise of 400,000 Warrants at an aggregate price of $400,000.

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



                          Part II - Other Information

Item 1 - Legal Proceedings

   None


Item 2 - Sales of Unregistered Securities and Use of Proceeds

     In February 2005, the Company issued 55,608 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended December 31, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

     In July and August 2005, the Company issued an aggregate 416,666 shares of restricted, unregistered common stock in 2 separate transactions for the payment of various consulting fees. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in these transactions.

Item 3 - Defaults on Senior Securities

   None


Item 4 - Submission of Matters to a Vote of Security Holders

   None


Item 5 - Other Information

   None


Item 6 - Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits are incorporated herein.

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

                            American Ammunition, Inc.

Dated: August 15, 2005          /s/ Andres F. Fernandez
                               -----------------------------------------
                               Andres F. Fernandez
                               President, Chief Executive Officer
                               Chief Financial Officer and Director