Form 10QSB
period 2005-09-30
AMERICAN AMMUNITION INC/FL
filed 2005-11-15
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2005



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



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 2005: 74,9919,791



Transitional Small Business Disclosure Format (check one):    YES [_]  NO [X]

                            American Ammunition, Inc.

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        20

  Item 3   Controls and Procedures                                          25


Part II - Other Information

  Item 1   Legal Proceedings                                                26

  Item 2   Recent Sales of Unregistered Securities and Use of Proceeds      26

  Item 3   Defaults Upon Senior Securities                                  26

  Item 4   Submission of Matters to a Vote of Security Holders              26

  Item 5   Other Information                                                26

  Item 6   Exhibits                                                         26


Signatures                                                                  26

                                     Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2005 and 2004

                                   (Unaudited)

                                                                                September 30,     September 30,
                                                                                    2005               2004
                                                                                ------------------ ------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $          107,972 $         658,641
   Accounts receivable - trade, net allowance for
     doubtful accounts of $-0- and $-0-, respectively                                      105,773           255,236
   Inventory                                                                               566,870         1,025,824
   Prepaid expenses                                                                         61,684            62,725
                                                                                ------------------ -----------------

     Total Current Assets                                                                  842,299        2,002,426
                                                                                ------------------ -----------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                               8,096,289         7,623,415
,  Office furniture and fixtures                                                            55,577            82,719
   Leasehold improvements                                                                  190,277           187,397
                                                                                ------------------ -----------------
                                                                                         8,342,143         7,893,531
   Accumulated depreciation                                                             (5,379,112)       (4,595,887)
                                                                                ------------------ -----------------

     Net Property and Equipment                                                          2,993,031         3,297,644
                                                                                ------------------ -----------------


Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $50,543                              225,147                 -
   Loan costs, net of accumulated amortization of approximately $2,620                      21,380                 -
   Deposits and other                                                                       83,660           415,000
                                                                                ------------------ -----------------


TOTAL ASSETS                                                                    $        4,135,517 $       5,715,070
                                                                                ================== =================

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2005 and 2004

                                   (Unaudited)

                                                                                September 30,     September 30,
                                                                                    2005               2004
                                                                                ------------------ ------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                         $                - $              525
   Customer deposits                                                                       201,890            220,006
   Accounts payable - trade                                                                957,487            665,077
   Working capital advance                                                                       -             74,000
   Other accrued liabilities                                                               186,792             82,866
                                                                                ------------------ ------------------

     Total Current Liabilities                                                           1,346,169          1,042,474

Long-Term Liabilities
     Loans from Shareholders                                                               650,000                  -
     Capital leases payable                                                                      -                  -
                                                                                ------------------ ------------------

     Total Liabilities                                                                   1,996,169          1,042,474
                                                                                ------------------ ------------------


Commitments and Contingencies


Convertible Debenture                                                                      241,365            266,365
                                                                                ------------------ ------------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
       12,000 shares issued and outstanding                                                     12                 12
     1,000,000 shares allocated to Series B
       91,700 shares issued and outstanding                                                     92                 92
     1,905,882 shares allocated to Series C
       1,905,882 and -0- shares issued and outstanding, respectively                         1,906                  -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     76,626,631 and 73,686,672 shares issued and outstanding                                76,627             73,687
   Additional paid-in capital                                                           25,011,948         23,616,708
   Accumulated deficit                                                                 (23,154,209)       (19,009,268)
                                                                                ------------------ ------------------
                                                                                         1,936,376         4,681,231
   Stock subscription receivable                                                           (38,393)          (275,000)
                                                                                ------------------ ------------------

   Total Stockholders' Equity                                                            1,897,983          4,406,231
                                                                                ------------------ ------------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                         $        4,135,517 $       5,715,070
                                                                                ================== =================


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                 Nine months     Nine months    Three months    Three months
                                                    ended             ended        ended             ended
                                                 September 30,    September 30, September 30,   September 30,
                                                     2005              2004        2005              2004
                                                -----------------------------------------------------------------------
Revenues                                           $2,233,336      $1,712,280        $   378,326       $861,988
                                                    ---------       ---------         ----------        -------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                        3,447,036       1,911,210            944,194           308,503
   Depreciation                                       573,466         523,815            191,155         176,304
                                                   ----------      ----------         ----------        --------
      Total Cost of Sales                           4,020,502       2,435,025          1,135,349         484,807
                                                   ---------        ---------          ---------         -------

Gross Profit                                      (1,787,166)        (722,745)          (757,023)        377,181
                                                    ---------        ---------          --------         -------

Operating Expenses
   Research and development expenses                   2,615            8,332                804           1,858
   Marketing and promotion expenses                  161,502          368,458             49,750         114,404
   Other operating expenses                          910,423          845,663            278,902         250,570
   Bad debt expense                                        -           27,819                  -               -
   Interest expense                                   26,639           15,825             16,508              58
   Depreciation and amortization                      45,305            5,681             15,102           1,894
   Compensation expense related to
      common stock issuances at less
      than "fair value"                              198,000          356,000                  -              -
                                                   ----------       ---------        -----------  -------------
      Total Operating Expenses                     1,344,484        1,627,778            361,066        368,784
                                                   ---------        ---------         ----------        -------

Loss from Operations                              (3,131,650)      (2,350,523)       (1,118,089)          8,397

Other Income (Expense)
   Interest and other income                           8,146            1,409             1,914           1,155
   Amortization of Beneficial
      Conversion Feature Discount
      on Preferred Stock                                   -                -                 -               -
                                                   ---------        ----------       -----------  -------------
Loss before Income Taxes                          (3,131,650)      (2,349,114)       (1,116,175)          9,552
Provision for Income Taxes                                 -                -                 -               -
                                                  ----------        ----------       -----------  -------------

Net Loss                                          (3,131,650)       (2,349,114)       (1,116,175)         9,552
Other Comprehensive Income                                 -                 -                 -              -
                                                 -----------        ----------       -----------  -------------

Comprehensive Loss                               $(3,131,650)      $(2,349,114)      $(1,116,175)    $    9,552
                                                   =========         =========         =========      =========


Net Loss                                           $(3,131,650)    $(2,349,114)      $(1,116,175)     $   9,552
Preferred Stock dividends                              (40,830)        (31,110)          (13,610)       (10,370)
                                                   -----------       -----------      -----------        ------

Net Loss available to
   Common Shareholders                             $(3,172,480)    $(2,380,224)      $(1,129,785)      $   (818)
                                                     =========       =========         =========       ========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted           $(0.04)           $(0.03)           $(0.01)           $0.00
                                                     ====             =====              ====             ====
Weighted-average number of
   common shares outstanding                       75,358,091      70,873,791        76,241,380        73,673,416
                                                   ==========      ==========        ==========        ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                                                 Nine months            Nine months
                                                                                    ended                  ended
                                                                                September 30,         September 30,
                                                                                    2005                   2004
                                                                                ------------------ ------------------
Cash flows from operating activities
   Net loss for the year                                                        $      (3,123,504) $       (2,349,114)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                      621,390             529,496
       Bad debt expense                                                                         -              27,819
       Compensation expense related to common stock
         issuances at less than "fair value"                                              198,000             356,000
       Common stock issued for fees and services                                           17,333              90,160
       (Increase) Decrease in
         Accounts receivable                                                              533,671             237,780
         Inventory                                                                        345,554              86,932
         Prepaid expenses, deposits and other                                              (2,838)            (28,137)
       Increase (Decrease) in
         Accounts payable - trade                                                         (29,398)             36,213
         Other accrued expenses                                                            15,773              69,445
         Customer deposits                                                               (239,016)             215,906
                                                                                ------------------ ------------------
Net cash used in operating activities                                                  (1,663,035)           (727,500)
                                                                                ------------------ ------------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (111,065)        (436,214)
                                                                                ------------------ ------------------
Net cash used in investing activities                                                   (111,065)        (436,214)
                                                                                ------------------ ------------------

Cash flows from financing activities
   Funding of working capital advance                                                            -             74,000
   Principal paid on long-term capital leases                                                    -             (7,316)
   Cash paid to obtain capital                                                             (10,000)                 -
   Cash received loans from shareholders                                                   650,000                  -
   Cash received on sale of common stock                                                   436,607          1,250,000
                                                                                ------------------ ------------------
Net cash provided by financing activities                                                1,076,607          1,316,684
                                                                                ------------------ ------------------

Increase (Decrease) in Cash                                                               (697,493)           152,970

Cash at beginning of year                                                                  805,465            505,671
                                                                                ------------------ ------------------

Cash at end of year                                                             $          107,972 $          658,641
                                                                                ------------------ ------------------


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                                                 Nine months            Nine months
                                                                                    ended                  ended
                                                                                September 30,         September 30,
                                                                                    2005                   2004
                                                                                ------------------ ------------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                               $          10,753  $            825
                                                                                =================  ================
     Income taxes paid for the period                                           $               -  $              -
                                                                                =================  ================

Supplemental disclosure of non-cash investing and financing activities
     Asset purchase agreement for equipment, inventory and
       intellectual property accrued as a component of accounts payable         $               -  $        500,000
                                                                                =================  ================
     Common stock issued for payment of loan costs                              $          24,000  $              -
                                                                                =================  ================



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

                   American Ammunition, Inc. and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

4.   Property, plant and equipment - continued

     In accordance with SFAS No. 144, the Company evaluates the accompanying financial statements to determine if any impairment indicators are present related to its fixed assets and other long-term assets. If impairment indicators were present, future cash flows related to the asset group are estimated. The sum of the undiscounted future cash flows attributable to the asset group was then compared to the carrying amount of the asset group. The cash flows were estimated utilizing various assumptions regarding future revenue and expenses, availability of working capital, and proceeds, if any, from asset disposals on a basis consistent with the Company's strategic plan. If the carrying amount exceeded the sum of the future undiscounted future cash flows, the Company discounted the future cash flows using a risk-free discount rate and recorded an impairment charge as the difference between the discounted cash flows and the carrying value of the asset group. Generally, the Company performed its testing of the asset group at the overall corporate level, as this is the lowest level for which identifiable cash flows are available. As a result of the impairment testing described above, management is of the opinion that no impairment charge is appropriate.

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire at the end of 2005.

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

     As of September 30, 2005 and 2004, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

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

During the period ended September 30, 2005 and the periods subsequent thereto, respectively, the various operating companies maintained deposits in this financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses through September 30, 2005,and subsequent thereto, as a result of any of these unsecured situations.


Note F - Inventory

As of September 30, 2005 and 2004, inventory consisted of the following components:

                                     September 30       September 30,
                                         2005              2004
                                     --------------  ----------------

         Raw materials                 $    434,305     $    231,456
         Work in process                    122,561          515,622
         Finished goods                      10,004          278,746
                                           --------        ---------

         Totals                         $   566,870      $ 1,025,824
                                           ========        =========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                        September 30,  September 30,  Estimated
                                            2005            2004     useful life
                                        ----------------------------------------
   Manufacturing equipment                $ 8,096,289   $ 7,623,415   3-10 years
   Office furniture and fixtures               55,577        82,719    3-7 years
   Leasehold improvements                     190,277       187,397   8-20 years
                                           ----------    ----------
                                            8,342,143     7,893,531
   Accumulated depreciation                (5,379,112)   (4,595,887)
                                           ----------     ---------
   Net property and equipment             $ 2,963,031   $ 3,297,644
                                           ==========    ==========

                   American Ammunition, Inc. and Subsidiaries

Note G - Property and Equipment - Continued

Total  depreciation  expense  charged to  operations  for the nine months  ended
September   30,  2005  and  2004  was   approximately   $577,417  and  $529,496,
respectively.

Included in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                              September 30,  September 30,
                                                  2006            2005
                                              ------------------------------

     Manufacturing equipment                   $      -        $ 153,400
     Less accumulated depreciation                    -          (81,364)
                                                -------         --------

                                               $      -        $  72,036
                                                =======         ========

Note H- Capital Leases Payable

Capital leases payable consist of the following as of September 30, 2005 and 2004, respectively:

                                                                 September 30,  September 30,
                                                                   2005            2004
                                                                 ----------------------------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued  interest.  Final maturities occur between September
2004 and December 2004. Collateralized the underlying leased
manufacturing equipment.                                         $        -     $      525

     Less current maturities                                              -           (525)
                                                                     ------         ------
   Long-term portion                                             $        -     $        -
                                                                     ======         ======


Note I - Loans from Shareholders

Four separate notes payable to three  separate  shareholders in the amounts of $50,000,  $50,000,  $50,000 and  $500,000, respectively.  Interest at 8.0%, payable monthly.  Principal due at maturity on December 31, 2006. Shareholder/lender has the option to convert the principal amount into common stock of the  Company  at the  lesser of  66-2/3%  of the  average closing bid and ask price on the date of conversion or $0.07
per share. Each note is unsecured.                  $650,000            $     -
                                                     =======             ======


Note J - Convertible Debenture

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


                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note J - Convertible Debenture - Continued

As of September 30, 2005, the outstanding balance on the convertible debenture is approximately $241,365 and we have approximately 2,413,650 warrants outstanding. A recap of the debenture activity is as follows:

                                            Debenture         Warrant
                                          (in dollars)      (in shares)
                                          ------------      -----------
       Initial amount                      $ 600,000          6,000,000
       2003 redemptions                     (208,635)        (2,086,350)
       2004 redemptions                     (135,000)        (1,250,000)
       2005 redemptions                      (25,000)          (250,000)
                                           ---------         ----------

       Balances outstanding
         at March 31, 2005                 $ 241,365          2,413,650
                                            ========          =========

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

Note J - Convertible Debenture - Continued

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


Note K - Preferred Stock Transactions

Preferred stock consists of the following as of September 30, 2005 and 2004, respectively:

                                     September 30, 2005    September 30, 2004
                                     ------------------    ------------------
                                      # shares   value    # shares       value
                                      --------   -----    --------       -----
Series A Cumulative
  Convertible Preferred Stock          12,000   $ 60,000    12,000    $ 60,000
Series B Cumulative
  Convertible Preferred Stock          91,700    458,500    91,700      458,500
Series C Convertible
   Preferred Stock                  1,905,882    324,000         -            -
                                    ---------    -------   -------      -------
                                    2,009,582   $842,500   103,700    $ 518,500
                                    =========    =======   =======      =======

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

Calendar 2005 transactions - continued

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

In July 2005, the Company issued 166,666 shares of restricted, unregistered common stock as additional compensation to the Company's Director of Dealer Direct Sales. This transaction was valued at approximately $17,333, which approximated the closing price of the Company's common stock on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In August 2005, the Company issued 250,000 shares of restricted, unregistered common stock for the payment of loan origination costs in connection with a $500,000 Loan from an existing shareholder. This transaction was valued at approximately $24,000, which approximated the closing price of the Company's common stock on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In August and September 2005, the Company issued 84,053, 105,400 and 113,212 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends due at March 31, 2005, June 30, 2005, and September 30, 2005, respectively, on the Company's outstanding Series B Cumulative Preferred Stock. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


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


Note N - Income Taxes

The components of income tax (benefit) expense for the respective nine month periods ended September 30, 2005 and 2004 are as follows:

                                                           Period from
                                                          July 31, 2001
                         Nine month      Nine month    (date of inception)
                            ended            ended            through
                        September 30,   September 30,      September 30,
                            2005             2004              2005
                        --------------  -------------   ------------------
Federal:
  Current               $            -  $           -   $                -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------
State:
  Current                            -              -                    -
  Deferred                           -              -                    -
                        --------------  -------------   ------------------
                                     -              -                    -
                        --------------  -------------   ------------------

  Total                 $            -  $           -   $                -
                        ==============  =============   ==================

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



                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note N - Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended September 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months   Nine months
                                                         ended         ended
                                                     September 30, September 30,
                                                         2005           2004
                                                     --------------------------

Statutory rate applied to loss before income taxes   $ (1,062,000) $  (799,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -            -
     Other, including reserve for deferred tax asset    1,062,000      799,000
                                                        ---------      -------

       Income tax expense                            $          -  $         -
                                                      ===========   ==========

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                Year ended        Year ended
                                               December 31,      December 31,
                                                   2004            2003
                                              -------------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards         $2,669,000      $2,900,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences         (690,000)       (250,000)
                                                ----------      ----------
                                                 1,979,000       2,650,000
     Less valuation allowance                   (1,979,000)     (2,650,000)
                                                ----------      ----------

       Net Deferred Tax Asset                   $        -      $        -
                                                ==========      ==========

During the years ended December 31, 2004 and 2003, respectively, the valuation allowance increased (decreased) by approximately $(671,000)and $656,000.


Note O - Subsequent Events

On October 7, 2005, the Company issued an aggregate 667,100 shares of restricted, unregistered common stock in exchange for the conversion of 9,170 shares of Series B Convertible Preferred Stock in accordance with the terms and conditions afforded the Preferred shareholders.



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

During the third quarter of 2003, the Company's operations experienced the negative impact of a lower than anticipated or budgeted purchases by Elliot Brothers, a significant customer. However, during this same time period, the Company has entered into a strategic alliance with Israel Military Industries
(IMI), an entity owned by the State of Israel, for the cross-production and sale of various small arms ammunition. This alliance is anticipated to greatly expand the Company's catalog of products and assist in utilizing existing production capacity. While this relationship has not generated the initially anticipated volumes, management remains positive on this relationship.

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

Additionally, the Company has been awarded three (3) separate contracts from various departments of the U. S. Government. Each contract is for an initial term of one year (commencing between April 24, 2003 and September 30, 2003) with four (4) successive individual one-year extension options. The contracts, which remain in force as of September 30, 2004 and subsequent thereto) are summarized as follows:

Contract 1:    U. S. Department of State. Minimum annual volume of approximately
               100,000 rounds of military grade small arms  ammunition.  Maximum annual volume of approximately  5,000,000 rounds.  Maximum volume may be increased at the discretion of the Contracting Officer and respective  utilization  requirements.  The Company has  received firm  orders  for  2,265,000  rounds  of  ammunition  under  this
               contract  and  has  approximately   1,265,000  rounds  ready  for
               shipment. The ammunition under this contract will be subject to the strategic alliance with Israel Military Industries (IMI). The
               Company has applied for and received an engineering change to allow for the substitution of Company manufactured items in substitution for the components originally to be supplied by IMI.

Contract 2:    U. S.  Department  of  Energy.  This  contract  covers  seven (7)
               separate products in the Company's  standard catalog of products.
               The U. S. Department of Energy is obligated to purchase an aggregate of 4,549,000 rounds of ammunition under this contract.

Contract 3:    U. S. Department of Homeland Security.  This contract covers four
               (4) separate  products being introduced to the Company's  catalog
               through  the   strategic   alliance  with  IMI  and  requires  no
               modifications to the Company's production facilities or additions to the labor force.  The minimum annual volume is 1,000 rounds of each product and a maximum  annual volume of 9,600,000  rounds of two  (2)  products  and  36,000,000  of  the  remaining  two  (2)
               products. The Company has shipped all first article samples, as defined in the contract, and has received favorable feedback on a 20,000 round shipment during the first quarter of 2004. Full scale shipments are anticipated to commence during the second quarter of 2004. The Company has applied for and received an engineering change to allow for the substitution of Company manufactured items in substitution for the components originally to be supplied by IMI.

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


Results of Operations

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

During the nine months ended September 30, 2005, we experienced aggregate net revenues of approximately $2,233,336, as compared to approximately $1,712,280 during the comparable period ended September 30, 2004. The second quarter of 2005 profiles comparably to the same quarter of 2004 with net sales of approximately $378,000 versus $862,000. During the third quarter of 2005, management elected to suspend production for a period of time to facilitate the qualification of the production facility for contracting proposals with various
U. S. Military channels and/or to provide qualified subcontract production to other prime contractors on U. S. Military contracts. This situation caused a significant decline in production and, accordingly, sales during the third quarter of 2005. Management is of the opinion that these actions will be fruitful in future periods.

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

Through September 30, 2005, and subsequent thereto, we continue to experience negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders due to uncontrollable delays in ordering by various U. S. Governmental entities. Further, as previously discussed, management invested considerable time and resources into qualifying the production facility for U. S. Department of Defense orders and/or being a participant with other prime manufacturers of small-arms ammunition for U. S. Military contracts. This effort involved shutting down production for a period of time; however, management is of the opinion that future U. S. Military contracts will be obtained as a result of this effort.

Management remains of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We continue to experience considerable variable costs in the area of material consumption and direct labor.

For the nine month periods ended September 30, 2005 and 2004, we generated a negative gross profit of approximately $(1,787,000), or (80.02%), and approximately $(723,000), or (42.21%). Based on orders received and products shipped during the first six months of 2005 and our ongoing conversations with various customers, management continues to believe that the Company should be able to generate a positive gross profit in future periods based on our estimated backlog going into the 4th quarter of approximately $3,000,000.

We experienced nominal research and development expenses of approximately $2,600 and $8,300, respectively, during the respective nine month periods ended September 30, 2005 and 2004, principally related to refinements in and the expansion of our product line.

During the first nine months of 2005 and 2004, we expended approximately $162,000 and $368,000, respectively, in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

Other general and administrative expenses increased by approximately $64,000 from approximately $846,000 for the nine months ended September 30, 2005 as compared to approximately $910,000 for the nine months ended September 30, 2004. These increases are not identifiable by one specific area; however, relate to general corporate expenses, office and administrative wages and salaries and other related office overhead.

Included in our results of operations for the first nine months of 2005 and 2004 are certain non-cash expenditure charges to operations of approximately $198,000 and $356,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock and either the cash received or the value of the services provided to us by third parties.

We recognized a net loss of approximately $(3,132,000) and $(2,349,000) for the respective nine month periods ended September 30, 2005 and 2004, respectively, or approximately $(0,04) and $(0.03) per share in each respective period.


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

Liquidity And Capital Resources

As of September 30, 2005, December 31, 2004 and September 30, 2004, respectively, we had working capital of approximately $(504,000), $872,000 and $960,000. Our working capital position continues to fluctuate based on our sales volume, collections on our trade accounts receivable and cash received from the contractually mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

We have used cash in operating activities of approximately $(1,663,000) and $(728,000) during the nine month periods ended September 30, 2005 and 2004, respectively.

We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing inquiries which have previously been denied due to the lack of production capacity and liquidity.

During the nine months ended September 30, 2005 and 2004, respectively, we added approximately $111,000 and $436,000 in new equipment. Based on communicated future demand for our products, we have instituted a program to expand our production capacity through the addition of additional equipment from the open market. The equipment ultimately to be added is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. Management is of the opinion that sufficient demand will be present, as supported by new product development and increased product marketing efforts, to justify this expansion. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

As of September 30, 2005, the outstanding  balance on the convertible  debenture
is  approximately   $241,365  and  we  have  approximately   2,413,650  warrants
outstanding.

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

Between January 1, 2005 and September 30, 2005, the Debenture Holder elected to convert an aggregate $25,000, through a separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 750,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 250,000 shares of the Company's common stock for gross proceeds of $250,000.

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

                          Part II - Other Information


Item 1 - Legal Proceedings

   None


Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

In July 2005, the Company issued 166,666 shares of restricted, unregistered common stock as additional compensation to Paul Goebel, the Company's Director of Dealer Direct Sales. This transaction was valued at approximately $17,333, which approximated the closing price of the Company's common stock on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In August 2005, the Company issued 250,000 shares of restricted, unregistered common stock for the payment of loan origination costs in connection with a $500,000 Line of Credit facility. This transaction was valued at approximately $24,000, which approximated the closing price of the Company's common stock on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In August and September 2005, the Company issued 84,053, 105,400 and 113,212 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends due at March 31, 2005, June 30, 2005, and September 30, 2005, respectively, on the Company's outstanding Series B Cumulative Preferred Stock. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Item 3 - Defaults on Senior Securities

   None


Item 4 - Submission of Matters to a Vote of Security Holders

   None


Item 5 - Other Information

   None


IItem 6 - Exhibits and Reports on Form 8-K

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


                            American Ammunition, Inc.


Dated: October 28, 2005          /s/ Andres F. Fernandez
                               -----------------------------------------
                               Andres F. Fernandez
                               President, Chief Executive Officer
                               Chief Financial Officer and Director