Form 10KSB
period 2005-12-31
AMERICAN AMMUNITION INC/FL
filed 2006-04-17
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

For the fiscal year ended December 31, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________



Commission File Number: 0-32379

                            American Ammunition, Inc.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              91-2021594
--------------------------                            --------------------------
  (State of incorporation)                              (IRS Employer ID Number)

                      3545 NW 71st Street, Miami, FL 33147
                      ------------------------------------
                    (Address of principal executive offices)

                                 (305) 835-7400
                                 --------------
                           (Issuer's telephone number)




Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act: - Common Stock - $0.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


The issuer's revenues for the fiscal year ended December 31, 2005 were $3,243,633.



The aggregate market value of voting common equity held by non-affiliates as of April 6, 2006 was approximately $1,210,859.



As of April 6, 2006, there were 4,897,112 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure
Format : Yes [_] No [X]

                            American Ammunition, Inc.

                                Index to Contents


                                  Page Number
Part I

Item 1   Description of Business
Item 2   Description of Property
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders

Part II

Item 5   Market for Company's Common Stock and Related Stockholders Matters
Item 6   Management's Discussion and Analysis or Plan of Operation
Item 7   Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A  Controls and Procedures

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits and Reports on 8-K
Item 14    Principal Accountant Fees and Services

Signatures

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


                                     PART I

Item 1 - Description of Business

American Ammunition, Inc. (the "Company") was incorporated on February 1, 2000 in accordance with the Laws of the State of California as FirsTelevision.com. In 2001, we consummated a reverse acquisition transaction with American Ammunition Inc., a then-privately held Florida corporation. Upon completion of the reverse acquisition transaction with American Ammunition, Inc., we have been engaged in the manufacture and sale of small-arms ammunition for the wholesale and governmental markets.

Effective January 1, 2006, we changed our state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on December 28, 2005 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving Nevada corporation. There were no changes to the Company's capital structure as a result of this action.

On or about January 9, 2006, we completed a previously approved 1 for 20 reverse split of our then issued and outstanding common stock. This action took our issued and outstanding shares from 92,576,839 to 4,629,831. All share and per share amounts reflect this action as of the first day of the first period presented in our financial statements or discussed in our narrative(s).

We are an established small arms munition manufacturer with an existing distribution network. The small-arms ammunition market is principally dominated by three domestic and approximately ten international major manufacturers. Our operations are geared to provide the highest quality product in quantities significant to meet our developed wholesale and governmental market demands. We began as an assembler and re-loader of ammunition in several calibers. As our operations grew, our management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Our founders invested heavily in research and development, equipment, and technology in prior years to focus on increasing our market share. Our current product line consists of various cailbers with varying projectiles as follows: 9 millimeter, .45 automatic, .380 automatic, .32 automatic, .40 Smith and Wesson, 38 Special, .357 Magnum, 30 carbine, 223 Remington, 38 Super, .44 Special, 32 Smith and Wesson Long, 44 special, 44 Magnum, .45 Colt and 6.8 SPC. We have identified these products as having the largest share of the market for the next several years. We sell our products to both retail consumers and governmental agencies domestically and principally to governmental agencies internationally for military use.

During Calendar 2005, 2004 and 2003, our sales were approximately 79.42%, 78.06% and 93.77% in domestic markets and approximately 20.58%, 21.94% and 6.23% internationally, respectively. We continue to anticipate the international governmental portion of our business to grow in future periods; however, we do not anticipate our international business to outgrow our domestic sales.

Our principal executive offices are located at 3545 NW 71st Street, Miami, Florida 33147 and our telephone number is (305) 835-7400.

Equipment and Production Line Capabilities

We own all the equipment necessary to take the raw material, consisting primarily of brass, lead, primer and powder, to the finished product, a loaded round of ammunition. The process of manufacturing diverse calibers of ammunition is extremely complex and requires very tight tolerances to be maintained throughout the process. Our technology and equipment enable us to produce a large variety of handgun and rifle ammunition. We have a machine shop and maintain our own testing and quality assurance equipment and program. Ammunition is a performance-based product. Therefore, after the manufacturing process is complete, the ammunition must comply with specific protocols such as velocity, accuracy, and pressure. We purchase raw materials in bulk and strive to take advantage of prepayment discounts to produce significant savings in the manufacturing process. There are and have been instances when discounts have been and may be missed due to cash flow restrictions. We continue to evaluate the addition of several products to our existing production lines, including the addition of high speed projectile forming machines to supplement the existing casting machines. This addition would effectively double or triple projectile production capacity, while improving projectile quality and performance. We also are making provisions to increase other aspects of production capacity, which would complement long term goals of both production volume and product diversity.

In prior years, we acquired equipment which will allowed us to expand our production capacity in areas which they have traditionally been slower than other areas of our manufacturing process. The acquisition of additional presses, for example, has helped us to balance out our assembly line process so that all portions of our projectiles are manufactured in time with each other. We hope this will cut our manufacturing and labor costs and as a result, make us more efficient at producing small arms ammunition.

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

Marketing and Sales Distribution

In first quarter 2004, we launched our Dealer Direct Program. In doing so, we completely revamped the way we distribute and sell our products domestically. This program allowed us to eliminate the "middle man" distributor by offering our products directly to and soliciting orders directly from the 66,000 licensed dealers in the United States. In doing this, we may offer our products to dealers cheaper than dealers would otherwise obtain them from distributors, while increasing our profit margins as well. It also eliminates a second freight charge from the distributor to the dealer, as product is shipped directly from our facility to the ultimate seller of our products.

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

Status of Publicly Announced  Products and Services Israeli Military  Industries
Ltd

We have developed a relationship with Israeli Military Industries Ltd. ("IMI"), whereby we work together on individual projects. To date, we have primarily focused their cooperation on federal contracts and on our dealer direct program. In such contracts, projectiles manufactured by IMI have been assembled by our company under IMI's strict quality control requirements. The joint venture has benefitted our company in several ways. First and foremost, IMI has a distinct following as a result of offering very high quality products of the course of many years. Associating our name with IMI's history has added value to our brand and reputation in the small arms ammunition industry. Second, IMI manufactures different calibers and products than us, thereby increasing the catalogue of items we may offer to our dealers. IMI produces commercial ammunition, similar to our company. However, we also specialize in the production of law enforcement and military grade ammunition, which we currently do not have the production capability to produce on our own. Lastly, on past and current cooperation initiatives, IMI has shipped projectiles and materials for future assembly on a consignment basis, thereby saving us the time value of such costs were we to have produced such items or purchased such raw materials ourselves. During 2005, we saw a downturn in this relationship and we are focusing more on internally developed and manufactured products.

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

Management undertook a study of the production process and our equipment utilization during December 2004 and the first quarter of 2005. As a result of this study, our management continues to believe that we can our production capacity through the renovation and restructuring of our plant flow utilizing our existing equipment and increasing only labor, material and other incidental costs.

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

Governmental Regulation

In accordance with the provisions of Title 1, Gun Control Act of 1968, we are required to be licensed to import firearms and manufacture ammunition for firearms. Such licensing is subject to limitations in Chapter 44, Title 18, United States Code. In the event such licenses are not renewed for any reason, we would have to cease our operations. In accordance with these requirements, we carry two licenses issued by the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms: * License No. 1-59-025-06-3D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on April 1, 2007; and * License No. 1-59-025-08-3D-69454 for "08-Importer of Firearm other than Destructive Devices", which license expires on April 1, 2007. We are not aware of any other license requirements or government regulation at a state or federal level specific to their business and believe that we are in full compliance with our existing licenses.

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

At April 6, 2006, we employ approximately 58 persons. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We may employ additional personnel, as necessary, to accommodate future sales and production requirements and believe that an ample supply of qualified labor exists in our geographic area to facilitate any required growth.

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

Risks Relating to Our Business: We may never become profitable and continue as a going concern because we have had losses since our inception. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005, 2004 and 2003, we had a net loss of approximately $(5,941,669),$(3,361,000) and $(2,968,000), respectively. We may continue to incur significant operating expenses as we maintain our current line of small-arms ammunition and continue research and development toward improving projectile quality and performance. We cannot estimate exactly when our operating expenses will not outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

There may exist an uncertainty as to our continuation as a going concern: Our audited financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 reflect an accumulated deficit of approximately $(24,543,818), $(19,989,875) and $(16,629,044) since our inception, working capital of approximately $(885,000) $872,000 and $2,028,000, and stockholders' equity of approximately $(762,399), $4,385,000 and $4,508,000. Our auditor issued a going concern opinion on our financial statements for the year ended December 31, 2005 and 2004. Our ultimate survivability is dependent upon our being able to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We anticipate that our available cash and future commitments for equity placements will be sufficient to meet our operating expenses and capital expenditures through 2006. If we continue to incur operating losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

We may have to curtail our business if we cannot find adequate funding: We currently have no legally binding commitments with any third parties to obtain any fixed, material amount of additional equity or debt financing except La Jolla. Our financing package with La Jolla, which was renegotiated in 2005 has not generated additional funding since the third quarter 2005. We need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

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

As of April 6, 2006, we had 4,897,112 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into shares of common stock at current market prices, and outstanding warrants to purchase shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase or decrease if the market price of our stock increases or decreases. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

We entered into a Securities Purchase Agreement with La Jolla on October 4, 2002 for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures. As of April 6, 2006, $226,265 of the debenture remained outstanding. The convertible debentures are due and payable, with 8% interest on June 30, 2006, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Our directors and executive officers beneficially own approximately 37.4% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of April 6, 2006, our executive officers and directors, which primarily includes the Fernandez family, beneficially own approximately 23.5% of our common stock. As a result, our executive officers and directors will have significant influence to:

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

Future minimum rental payments on the above leases are as follows:

                            Year ended
                           December 31,         Amount
                           ------------       ----------

                               2006             $117,244
                               2007               72,643
                               2008               68,815
                               2007               68,815
                                                --------
                              Totals            $317,517
                                                 =======

For the  respective  years ended December 31, 2005 and 2004, the Company paid an
aggregate  of  $175,552   and$131,804,   respectively,   for  rent  under  these
agreements.


Item 3 - Legal Proceedings

The Company is a nominal defendant, stakeholder, and affected party in a civil action styled Independent Banker's Bank v. Eduardo A. Godoy, et. al., Case Number 2003 CA 002466, currently pending in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida. The action was filed by a creditor of shareholders of the Company, and as Issuer of shares to other Defendants in the action the Company is named as a stakeholder and affected party in the action. Presently no monetary claim is asserted in this pending action against the Company. The Company and its counsel believe that no such monetary claims should be made, and if made, are without merit and defensible. The Company will vigorously defend any such claim(s).

From time to time the Company is subject to various legal proceedings which are incidental to the ordinary conduct of its business. The Company does not consider any such proceedings to date, either individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.


Item 4 - Submission of Matters to a Vote of Security Holders

On June 27, 2005, pursuant to a Written Consent of Shareholder(s) Pursuant to California General Corporation Law, shareholders holding approximately
69,111,256 shares (or approximately 61%) of the then issued and outstanding shares approved the merger of an entity to be formed under Nevada Law with American Ammunition, Inc. (a California corporation) for the sole purpose of effecting the reincorporation and change in corporate domicile.



                                     PART II


Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

Our common stock of the Company currently is quoted on the NASDAQ Over the Counter Bulletin Board since October 23, 2001. Our current symbol, as changed for the January 2006 reverse stock split, is "AAMU". Prior to January 2006, our common stock traded under symbol "AAMI". Our common stock, in prior years, was approved for trading under the symbol "FBIB"; however, no trades were conducted using this symbol.

The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

        Quarter                    Ask/High                   Bid/Low
-----------------------            --------                   -------

1/1/2002 - 3/31/2002                0.81                      0.33
4/1/2002 - 6/30/2002                0.65                      0.36
7/1/2002 - 9/30/2002                0.57                      0.31
10/1/2002 - 12/31/2002              0.47                      0.38

1/1/2003 - 3/31/2003                0.78                      0.53
4/1/2003 - 6/30/2003                0.85                      0.42
7/1/2003 - 9/30/2003                0.55                      0.37
10/1/2003 - 12/31/2003              0.42                      0.22

1/1/2004 - 3/31/2004                0.50                      0.27
4/1/2004 - 6/30/2004                0.42                      0.17
7/1/2004 - 9/30/2004                0.27                      0.17
10/1/2004 - 12/31/2004              0.24                      0.15

1/1/2005 - 3/31/2005                0.17                      0.09
4/1/2005 - 6/30/2005                0.14                      0.07
7/1/2005 - 9/30/2005                0.14                      0.08
10/1/2005 - 12/31/2005              0.15                      0.04

1/1/2006 - 3/31/2006                1.18                      0.29
4/1/2006 - 4/6/2006                 0.34                      0.30

Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

As of March 31, 2006, we had approximately 489 shareholders of record, exclusive of our stockholders with their holdings in street name.

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

Results of Operations

Year ended December 31, 2005 compared to Year ended December 31, 2004

During the year ended December 31, 2005, we experienced aggregate net revenues of approximately $3,244,000, with approximately $1,010,000 being realized during the 4th quarter, as compared to approximately $3,247,000 in total net revenues for the year ended December 31, 2004.

We experienced costs of goods sold of approximately $4,592,000 for the year ended December 31, 2005 as compared to approximately $4,621,000 for the year ended December 31, 2004.

During 2005 and 2004, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $770,000 and $729,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity.

In accordance with Statement of Financial Accounting Standards No. 144, due to our lack of profitability and positive gross margins and the uncertainty of the receipt of budgeted orders during future periods, management recognized a 4th quarter adjustment to fully impair the undepreciated balance on all of our property and equipment. This action resulted in a one-time non-cash charge to operations of approximately $2,778,000.

For the year ended December 31, 2005 and 2004, respectively, we generated a negative gross profit of approximately $(1,349,000), or (41.58%), and approximately $(1,373,000), or (42.49%). While we have a backlog of orders and future order commitments from governmental agencies, we anticipate that we should be able to generate a positive gross profit in future periods; however, there are no guarantees or any certainty that this will occur.

We experienced nominal research and development expenses of approximately $2,000 and $11,000, respectively, during the years ended December 31, 2005 and 2004, principally related to the expansion of our product line.

Other general and administrative expenses increased by approximately $258,000 from approximately $1,825,000 for the year ended December 31, 2005 as compared to approximately $1,567,000 for the year ended December 31, 2004. The most significant increases relate to salaries and wages and interest expense on working capital loans.

During 2005 and 2004, respectively, we experienced charges to operations of approximately $257,000 and $382,000 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties.

We recognized a net loss of approximately $(5,942,000) and $(3,318,000) for the respective years ended December 31, 2005 and 2004, respectively, or $(1.53) and $(0.94) per share.

Liquidity

As of December 31, 2005 and 2004, respectively, we had working capital of approximately $(885,000) and $872,000. We have used cash in operating activities of approximately $(1,802,000) and $(649,000) during the years ended December 31, 2005 and 2004, respectively.

Capital Requirements

During the years ended December 31, 2005 and 2004, respectively, we added approximately $124,000 and $717,000 in new equipment. The equipment added in 2004 was related to 1) the expansion of our production line; 2) the addition of computerized quality control inspection processes and 3) the automation of our packaging line.

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

As of December 31, 2005, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding.

The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30, we will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of December 31, 2005, the warrant is exercisable into 2,263,650 shares of common stock at an exercise price of $1.00 per share.

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

In May 2005, we entered into an additional addendum to the convertible debenture and warrant whereby the Company agreed to the following:

* The Company shall deposit 4,000,000 unregistered shares in the name of LaJolla with the Company's Escrow Agent and, upon confirmation of receipt, LaJolla will wire the Company $150,000 as an advance on the $400,000 amount that LaJolla was obligated to fund pursuant to the December 2004 Addendum. In the event that the Company's Registration Statement was not declared effective within nine (9) months of the date of this Addendum, the 4,000,000 shares in escrow will be released to LaJolla and sold by LaJolla pursuant to Rule 144. If LaJolla sells these shares for net sales proceeds of more than $150,000 (without interest accruing on this amount), the excess over $150,000 will be refunded to the Company.
* The maturity date of the convertible debenture and warrant was extended to June 31, [sic], 2007.
*    All other terms and conditions remain in full force and effect.

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

On various dates between June 28, 2005 and August 10, 2005, the Debenture Holder elected to convert an aggregate $40,000, through 4 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 5,872,048 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 400,000 shares of the Company's common stock for gross proceeds of $400,000.


Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None


Item 8A - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name                  Age   Position Held and Tenure
--------------------  ---  -------------------------------
J. A. Fernandez, Sr.   68  Chairman of the Board and Director of Sales
Andres F. Fernandez    40  President and Chief Executive Officer
Emilio D. Jara         40  Vice-President of Operations, Secretary and Director
Maria A. Fernandez     45  Director

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

Family Relationships

J. A. Fernandez, Sr. is the father of Andres and Maria Fernandez. There are no other family relationships between or among the executive officers and directors of our company.

Business Experience

J. A. Fernandez, Sr. currently serves as the Chairman of the Board and Director or Sales. He has been employed by us since our inception in 1983. Mr. Fernandez is the founder F&F Equipment, which began as a family business, and is responsible for our sales activities. Mr. Fernandez has over 40 years experience in diverse industries including aerospace, advanced polymer manufacturing, munitions, mining and processing of gemstones and metal ores and has utilized such experience for the growth and development of the Company. He is fluent in Spanish.

Andres Fernandez currently serves as President and Chief Executive Officer. Mr. Fernandez has served in each of these capacities since September 2001. He has been employed by our company for over a decade. Mr. Fernandez is responsible for day to day operations. He studied physics and calculus at St. Thomas University, FL and at the University of Miami, FL. He is a licensed pilot, having graduated from the American Institute of Aeronautics, FL, and received his certificate as a private pilot (fixed wing) as well as private helicopter (rotary)in 1989. In 1989, Mr. Fernandez graduated from the Institute of Public Service (Pan Am), GA as a tactical rappel instructor. In 1990, he graduated from Omni Explosives, TN with a specialty in tactical explosives. Mr. Fernandez was certified by the Florida Department of Law Enforcement Academy in special operations/entry techniques in 1990. He has served as a tactical advisor to U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms, U.S. Customs Service and the Florida Department of Law Enforcement. He has received numerous commendations and letters of appreciation. He also served on the Board of Veterans Affairs (Hialeah, FL) from 1990 to 1991. He is fluent in Spanish.

Emilio Jara currently serves as Vice President of Operations, Corporate Secretary and a Director. Mr. Jara has served in each of these capacities since September 2001. He has been employed with our company since 1988. He has been an integral part of our technological growth. His abilities have contributed to our research and development and subsequent increase in the number of production lines. Mr. Jara is extremely well versed in metallurgical and ballistic issues. He studied business administration at Miami- Dade Community College (1984/1985). In 1989, he graduated from the Institute of Public Service (Pan Am), GA as a Tactical Rappel Instructor. In 1990, Mr. Jara graduated from Omni Explosives, TN with a specialty in Tactical Explosives. He is fluent in Spanish.

Maria A. Fernandez currently serves as a Director. Mrs. Fernandez has served as a Director since September 2001. She has been the managing partner at Fernandez Friedman Grossman & Kohn PLLC, a Louisville, KY law firm, since May 1998. Prior to that date, she was a partner at Taustine Post Sotsky Berman Fineman & Kohn. She concentrates her legal practice in the areas of estate planning, probate and administration. She also practices in the areas of Medicaid and disability planning, corporate and individual taxation and corporate law, with an emphasis in closely held corporations. She is a graduate of the University of Miami, FL (Bachelor of Business Administration and Master of Professional Accounting) and the Brandeis School of Law at the University of Louisville, KY. Ms. Fernandez is licensed to practice in Kentucky and Florida. She has lectured in the areas of estate planning and probate, Medicaid planning and elder law. She is a member of the Louisville, Florida, Kentucky and American Bar Associations and is fluent in Spanish. Ms. Fernandez is the past President of the Women Lawyers Association of Jefferson County, Kentucky and current Board Member of the Louisville Bar Association. A Graduate of the Kentucky Women's Leadership Network, she is active in various civic organizations and is on the board of several non-profit corporations.

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

Code of Ethics

We have adopted a code of ethics which has been filed as an exhibit to this report.

Committees of the Board of Directors

We presently have not established an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Our Board of Directors, as defined in Sarbanes-Oxley Act of 2002, is the defacto composition of any and all committees.

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


Indemnification for Securities Act Liabilities

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.


Item 10 - Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued in excess of $100,000 by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended December 31, 2005, 2004 and 2003 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.


                                                                          Long-Term
                                                                        Compensation
                                          Annual Compensation              Awards            Payouts
                                      --------------------------     -------------------     -------
                                                      Other      Restricted    Securities                  All
                                        Salary/       Annual        Stock      Underlying     LTIP        Other
Name/Title                     Year      Bonus     Compensation    Awards     Options/SARs  Payouts   Compensation
----------                     ----   -- ------    ------------    ------     ------------  -------   ------------
J. A. Fernandez, Sr.           2005    $104,000        $-0-         $-0-          $-0-        $-0-      $-0-
Chairman and Vice President    2004    $104,000        $-0-         $-0-          $-0-        $-0-      $-0-
of Sales                       2003    $104,000        $-0-         $-0-          $-0-        $-0-      $-0-

Andres F. Fernandez            2005    $132,600        $-0-         $-0-          $-0-        $-0-      $-0-
President and Chief            2004    $132,600        $-0-         $-0-          $-0-        $-0-      $-0-
Executive Officer              2003    $132,600        $-0-         $-0-          $-0-        $-0-      $-0-

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                % of Class
     Name and address         Number of Shares       Beneficially Owned
     ----------------         ----------------       ------------------

Andres F. Fernandez                  5.7%              277,932
J. A. Fernandez, Sr.                12.4%              605,439
Amelia C. Fernandez                  4.4%              214,095
Maria A. Fernandez                    *                 13,000
Emilio D. Jara                        *                  2,713

Total securities held by
officers  and directors
 as a group (5 people)             23.5%             1,113,179
-----------------------------
*    Less than 1%

The contact address for each of our officers and directors is 3545 NW 71st Street, Miami, FL 33147.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 5, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. J. A. Fernandez, Sr. is the father of Andres and Maria Fernandez. The table above does not include the 19,225 shares Maria Fernandez holds as a Trustee for an Irrevocable Trust in which neither she nor any of the other Officers or Directors is the beneficial owner.

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


Item 13 - Exhibits
---------------------------
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                           Year ended        Year ended
                                          December 31,       December 31,
                                              2005               2004
                                          ----------------------------------

1.         Audit fees                       $35,663           $35,663
2.         Audit-related fees                     -                 -
3.         Tax fees                           4,725             4,725
4.         All other fees                         -                 -
                                          ----------       ----------
   Totals                                   $40,388           $40,388
                                             ======            ======

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

                            American Ammunition, Inc.

Dated: April 17, 2006           By:      /s/ Andres F. Fernandez
       --------------              -----------------------------------
                                    Andres F. Fernandez
                                    Chief Executive Officer,
                                    Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: April 17, 2006             By:      /s/ Andres F. Fernandez
       --------------                -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: April 17, 2006             By:      /s/ J. A. Fernandez, Sr.
       --------------               ------------------------------------
                                    J. A. Fernandez, Sr.
                                    Chairman, Director of Sales, and Director

Dated: April 17, 2006             By: /s/ Emilio D. Jara
       --------------                ------------------------------
                                     Emilio D. Jara.
                                     Vice President - Operations,
                                     Corporate Secretary and Director

Dated: April 17, 2006             By: /s/ Maria A. Fernandez
       --------------                 ----------------------------------
                                      Maria A. Fernandez,
                                      Director

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                         Page

Report of Registered Independent Certified Public Accounting Firm         F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2005 and 2004                                     F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2005 and 2004                       F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2005 and 2004                       F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2005 and 2004                       F-7

   Notes to Consolidated Financial Statements                             F-9

                        Letterhead of S. W. Hatfield, CPA

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
American Ammunition, Inc.

We have audited the accompanying consolidated balance sheets of American Ammunition, Inc. (a Nevada corporation) and Subsidiaries (Florida corporations) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2005 and 2004, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ammunition, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their consolidated operations and consolidated cash flows for each of the two years ended December 31, 2005 and 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/S. W. HATFIELD, CPA
                                                             S. W. HATFIELD, CPA
Dallas, Texas
April 6, 2006

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004


                                                                                  December 31,      December 31,
                                                                                    2005                  2004
                                                                                --------------     -------------
                                     ASSETS
Current Assets

   Cash on hand and in bank                                                     $      431,050     $     805,465
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $12,463 and $-0-, respectively                                                571,427           639,444
   Inventory                                                                           560,090           912,424
   Prepaid expenses                                                                     56,789            58,847
                                                                                --------------     -------------

     Total Current Assets                                                            1,619,356         2,416,180
                                                                                --------------     -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                           8,095,110         7,976,248
   Office furniture and fixtures                                                        69,889            69,889
   Leasehold improvements                                                              190,277           184,939
                                                                                --------------     -------------
                                                                                     8,355,276         8,231,076
   Accumulated depreciation                                                         (5,577,447)       (4,801,695)
   Impairment of recoverability of carrying value                                   (2,777,829)                -
                                                                                --------------     -------------

     Net Property and Equipment                                                              -         3,429,381
                                                                                --------------     -------------



Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $64,328 and $9,190, respectively                                                  211,362           266,500
   Loan costs and fees, net of accumulated amortization
     of approximately $11,309 and $-0-, respectively                                    53,941                 -
   Deposits and other                                                                   83,660            83,660
                                                                                --------------     -------------

     Total Other Assets                                                                348,963           350,160
                                                                                --------------     -------------

TOTAL ASSETS                                                                    $    1,968,319     $   6,195,721
                                                                                ==============     =============


                                  - Continued -




              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-4

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2005 and 2004


                                                                                  December 31,      December 31,
                                                                                    2005                  2004
                                                                                --------------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                                $      975,000     $           -
   Working capital advance                                                             150,000                 -
   Customer deposits                                                                   232,690           440,906
   Accounts payable - trade                                                            846,617           936,885
   Accrued salaries and wages                                                          245,929           135,970
   Accrued interest payable                                                             26,388            15,000
   Accrued dividends payable                                                            27,729            15,989
                                                                                --------------     -------------

     Total Liabilities                                                               2,504,353         1,544,660
                                                                                --------------     -------------


Commitments and Contingencies


Mandatory Convertible Debenture                                                        226,365           266,365
                                                                                --------------     -------------


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C                                              1,990             2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     4,172,983 and 3,743,121shares issued and outstanding                                4,173             3,743
   Additional paid-in capital                                                       25,394,235        24,543,818
   Accumulated deficit                                                             (25,987,797)      (19,989,875)
                                                                                --------------     -------------
                                                                                      (587,399)        4,559,696
   Stock subscription receivable                                                      (175,000)         (175,000)
                                                                                --------------     -------------

   Total Stockholders' Equity                                                         (762,399)        4,384,696
                                                                                --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    1,968,319     $   6,195,721
                                                                                ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-5

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2005 and 2004

                                                                                  Year ended        Year ended
                                                                                  December 31,      December 31,
                                                                                    2005               2004
                                                                                --------------     -------------

Revenues                                                                        $    3,243,633     $   3,247,368
                                                                                --------------     -------------

Cost of Sales
   Materials                                                                         2,001,076         2,383,198
   Direct Labor                                                                      1,193,259           836,386
   Other direct costs and expenses                                                     627,813           671,787
   Depreciation                                                                        770,062           729,295
                                                                                --------------     -------------
     Total Cost of Sales                                                             4,592,210         4,620,666
                                                                                --------------     -------------

Gross Profit                                                                        (1,348,577)       (1,373,298)
                                                                                --------------     -------------

Operating Expenses
   Research and development expenses                                                     2,251            11,457
   Marketing and promotion expenses                                                    184,566           440,248
   Salaries, wages and related expenses                                                583,000           365,633
   Other operating expenses                                                            681,969           718,610
   Bad debt expense                                                                     12,463                 -
   Interest expense                                                                     42,467            16,005
   Depreciation expense                                                                  5,691             6,009
   Amortization of intangibles                                                          55,138             9,190
   Compensation expense related to common stock
     issuances at less than "fair value"                                               257,213           381,902
                                                                                --------------     -------------
     Total Operating Expenses                                                        1,824,758         1,949,054
                                                                                --------------     -------------

Loss from Operations                                                                (3,173,335)       (3,256,352)

Other Income (Expense)
   Other income (expense)                                                                9,495             4,279
   Impairment charge against carrying value of property and equipment               (2,777,829)                -
                                                                                --------------     -------------
Loss before Income Taxes                                                            (5,941,669)       (3,318,073)

Provision for Income Taxes                                                                   -                 -
                                                                                --------------     -------------
Net Loss                                                                            (5,941,669)       (3,318,073)

Other Comprehensive Income                                                                   -                 -
                                                                                --------------     -------------
Comprehensive Loss                                                                  (5,941,669)       (3,318,073)

Preferred Stock Dividends                                                              (56,253)          (42,758)
                                                                                --------------     -------------
Net Loss available to Common Shareholders                                       $   (5,997,922)    $  (3,360,831)
                                                                                ==============     =============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted                               $        (1.53)    $       (0.94)
                                                                                ==============     =============

Weighted-average number of common shares outstanding                                 3,907,499         3,590,725
                                                                                ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-6

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2005 and 2004

                                           Mandatory Convertible
                                            Preferred Stock          Common Stock      Additional
                                         ---------------------    -------------------    paid-in     Accumulated
                                            Shares     Amount      Shares      Amount    capital        deficit        Total
                                         ---------------------------------------------------------------------------------------
Balances at January 1, 2004                 62,700   $    104    3,345,217     $3,345  $21,652,340  $(16,629,044)    $5,026,745

Issuance of preferred stock for cash     1,905,882      1,906            -          -      322,094             -        324,000
Issuance of common stock for
   Cash                                          -          -       75,000         75    1,499,925             -      1,500,000
     Less subscription receivable                -          -            -          -            -             -       (150,000)
   Conversion of debenture                       -          -      245,000        245      505,755             -        506,000
     Less subscription receivable                -          -            -          -            -             -        (25,000)
   Payment of costs to acquire capital           -          -       15,000         15       59,985             -         60,000
     Less cost of capital                        -          -            -          -      (36,000)            -        (36,000)
   Acquisition of assets                         -          -       55,556         56      499,944             -        500,000
   Payment of preferred stock dividends          -          -        7,348          7       39,775             -         39,782
   Dividends declared on Preferred Stock         -          -            -          -            -       (42,758)       (42,758)
Net loss for the year                            -          -            -          -            -    (3,318,073)    (3,318,073)
                                         ---------------------------------------------------------------------------------------

Balances at December 31, 2004            2,009,582      2,010    3,743,121      3,743   24,543,818   (19,989,875)     4,384,696

Conversion of Preferred Stock into
   Common Stock                            (19,420)       (19)      66,810         67          (47)            -              -
Issuance of common stock for
   Cash                                          -          -      293,603        294      476,312             -        436,607
     Compensation expense for value of
     common stock sold at less than
        "fair value"                             -          -            -                 257,213             -        257,213
     Less cost of capital                        -          -            -                 (10,000)            -        (10,000)
   Loan fees and costs                           -          -       37,500         38       65,212             -         65,250
   Employee bonus                                -          -        8,334          8       17,325             -         17,333
   Payment of preferred stock dividends          -          -       23,615         24       44,400             -         44,424
   Dividends declared on Preferred Stock         -          -            -          -            -       (56,253)       (56,253)
Net loss for the year                            -          -            -          -            -    (5,941,669)    (5,941,669)
                                         ---------------------------------------------------------------------------------------

Balances at December 31, 2004            1,990,162    $1,990     4,172,983     $4,173  $25,394,233  $(25,987,797)   $  (762,399)
                                         =======================================================================================

Stock subscription receivable at December 31, 2005 and 2004        $(175,000)
                                                                    ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-7

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2005 and 2004


                                                                                  Year ended        Year ended
                                                                                  December 31,      December 31,
                                                                                    2005               2004
                                                                                --------------     -------------
Cash flows from operating activities
   Net loss for the year                                                              $(5,941,669)        $(3,318,073)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                                  842,200             744,494
       Bad debt expense                                                               12,463              85,490
       Acquisition of inventory with common stock                                          -              89,510
       Payment of expenses with common stock                                          17,333                  -
       Compensation expense related to common stock
         issuances at less than "fair value"                                          257,213             381,902
       (Increase) Decrease in
,        Accounts receivable                                                          55,554              (204,099)
         Inventory                                                                    352,334             200,332
         Prepaid expenses, deposits and other                                          2,057              (24,258)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                               (90,269)            808,023
         Accrued payroll payable                                                      109,959             135,970
         Accrued interest payable                                                     11,388              15,000
         Customer deposits                                                              (208,216)             436,806
                                                                                --------------     -------------
Net cash provided by (used in) operating activities                                   (1,801,824)           (648,903)
                                                                                --------------     -------------

Cash flows from investing activities
   Cash received on sale of equipment                                                      -                  -
   Purchase of property and equipment                                                   (124,198)           (717,462)
                                                                                --------------     -------------
Net cash used in investing activities                                                   (124,198)           (717,462)
                                                                                --------------     -------------

Cash flows from financing activities
   Proceeds from loans from stockholders                                              975,000                 -
   Amount funded on working capital advance                                           150,000                 -
   Principal paid on long-term capital leases                                              -              (7,841)
   Cash received on sale of Preferred Stock                                                -              324,000
   Cash received on issuance of Mandatory Convertible Debenture                       436,607             1,350,000
   Cash paid to acquire capital                                                           (10,000)                       -
                                                                                --------------     -------------
Net cash provided by financing activities                                             1,551,607           1,666,159
                                                                                --------------     -------------

INCREASE (DECREASE) IN CASH                                                           (374,415)           299,794

Cash at beginning of year                                                                805,465             505,671
                                                                                --------------     -------------

Cash at end of year                                                                   $   431,050         $   805,465
                                                                                ==============     =============

                                  - Continued -

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-8

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2004 and 2003


                                                                                  Year ended        Year ended
                                                                                  December 31,      December 31,
                                                                                    2005               2004
                                                                                --------------     -------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                               $       19,770     $       1,005
                                                                                ==============     =============
     Income taxes paid for the period                                           $            -     $           -
                                                                                ==============     =============

Supplemental disclosure of non-cash
   investing and financing activities
     Conversion of debt into common stock                                       $       40,000     $     125,000
                                                                                ==============     =============
     Payment of accrued dividends on preferred
       stock with common stock                                                  $       44,424     $      37,878
                                                                                ==============     =============
     Acquisition of equipment and intangibles
       with common stock                                                        $            -     $     410,490
                                                                                ==============     =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-9

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

In 2005, by written consent in lieu of meeting, a majority of the Company's stockholders approved a recommendation by the Company's Board of Directors to effect a one share for twenty shares reverse stock split of our common stock, par value $.001 per share, with fractional shares rounded up to the nearest whole share. The reverse split became effective on January 9, 2006. As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 92,576,839 to 4,629,381shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At December 31, 2005, pursuant to the requirements of this accounting standard, management recorded an impairment for the future recoverability of these assets of approximately $2,777,829.

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note C - Summary of Significant Accounting Policies - Continued

5. Income Taxes - continued

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. In the event that these carryforwards were not fully utilized, they will began to expire in 2005.

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

     As of December 31, 2005 and 2004, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note E - Inventory

As of December 31, 2005 and 2004, inventory consisted of the following components:

                                      December 31,         December 31,
                                          2005                 2004
                                      ---------------  -------------------

         Raw materials                   $522,524           $522,585
         Work in process                  30,103             306,360
         Finished goods                    7,463              83,479
                                       ---------           ---------

         Totals                         $560,090            $912,424
                                         =======             =======

Note F - Property and Equipment

Property and equipment consist of the following components:

                                         December 31,   December 31, Estimated
                                             2005         2004       useful life
                                         ------------   ------------------------

   Manufacturing equipment                $8,095,110     $7,745,112   3-10 years
   Office furniture and fixtures              69,889          69,889  3- 7 years
   Leasehold improvements                    190,277        184,939   8-20 years
                                          ----------     ----------
                                           8,355,276      7,999,940
   Accumulated depreciation               (5,577,447)    (4,762,074)
   Impairment of recoverability
         of carrying value                (2,777,829)             -
                                           ---------     ----------

   Net property and equipment             $3,237,866     $3,237,866
                                           =========      =========

Total depreciation expense charged to operations for the years ended December 31, 2005 and 2004 was approximately $775,753 and$717,349, respectively.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At December 31, 2005, pursuant to the requirements of this accounting standard, management recorded an impairment for the future recoverability of these assets of approximately $2,777,829.


Note G - Convertible Debenture

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

As of December 31, 2005, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                        Debenture      Warrant
                                      (in dollars)    (in shares)
                                      ------------    -----------
       Initial amount                  $600,000         6,000,000
       2003 redemptions                (208,635)        (2,086,350)
       2004 redemptions                (125,000)        (1,250,000)
       2005 redemptions                 (40,000)         (400,000)
                                      ---------        ----------
       Balances outstanding
         at December 31, 2005          $246,365         2,233,650
                                        =======         =========

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note G - Convertible Debenture - continued

The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30 per share, the Company will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of December 31, 2005, the warrant is exercisable into 2,263,650 shares of common stock at an exercise price of $1.00 per share.

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

In May 2005, we entered into an additional addendum to the convertible debenture and warrant whereby the Company agreed to the following:

* The Company shall deposit 4,000,000 unregistered shares in the name of LaJolla with the Company's Escrow Agent and, upon confirmation of receipt, LaJolla will wire the Company $150,000 as an advance on the $400,000 amount that LaJolla was obligated to fund pursuant to the December 2004 Addendum. In the event that the Company's Registration Statement was not declared effective within nine (9) months of the date of this Addendum, the 4,000,000 shares in escrow will be released to LaJolla and sold by LaJolla pursuant to Rule 144. If LaJolla sells these shares for net sales proceeds of more than $150,000 (without interest accruing on this amount), the excess over $150,000 will be refunded to the Company.
* The maturity date of the convertible debenture and warrant was extended to June 31, [sic], 2007. * All other terms and conditions remain in full force and effect.

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

Note G - Convertible Debenture - continued

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

On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $125,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,150,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,250,000 shares of the Company's common stock for gross proceeds of $1,250,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $175,000 from the Debenture Holder. As of December 31, 2005, this amount remains unpaid.

On various dates between June 28, 2005 and August 10, 2005, the Debenture Holder elected to convert an aggregate $40,000, through 4 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 5,872,048 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 400,000 shares of the Company's common stock for gross proceeds of $400,000.


Note H - Preferred Stock Transactions

Preferred stock consists of the following as of December 31, 2005 and 2004, respectively:

                                                   December 31, 2005    December 31, 2004
                                                    ---------------     -----------------
                                                    # shares   value    # shares  value
                                                    --------   -----    --------  -----
Series A Cumulative Convertible Preferred Stock        12,000 $ 60,000    12,000  $ 60,000
Series B Cumulative Convertible Preferred Stock        73,360  366,800    91,700   458,500
Series C Convertible Preferred Stock                1,905,882  324,000 1,905,882   324,000
                                                    ---------  ------- ---------  --------
                                                    1,991,242 $750,800 2,009,582  $842,500
                                                    =========  ======= =========  ========

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note H - Preferred Stock Transactions - Continued

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

In September and December 2004, respectively, the Holders of the Series B Preferred Stock exercised their conversion rights and exchanged an aggregate 18,340 shares of Series B Preferred Stock for 1,336,200 shares of restricted, unregistered common stock.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note I - Common Stock Transactions

In 2005, by written consent in lieu of meeting, a majority of the Company's stockholders approved a recommendation by the Company's Board of Directors to effect a one share for twenty shares reverse stock split of our common stock, par value $.001 per share, with fractional shares rounded up to the nearest whole share. The reverse split became effective on January 9, 2006. As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 92,576,839 to 4,629,381shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

In conjunction with the above discussed reverse stock split, all share references in the following paragraphs reflect the January 9, 2006 reverse split action.

Calendar 2004 transactions

During the period from February 13, 2004 through June 4, 2004, the Company issued an aggregate 207,500 shares of common stock, in 5 separate transactions, in exchange for the redemption of approximately $125,000 in outstanding debenture balance and approximately $1,250,000 in cash from the exercise of the affiliated warrant. Where the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The cumulative effect of transactions where the transaction price, as established in the Debenture Agreement, was less than the closing price on the date of the respective transactions resulted in a cumulative charge to operations of approximately $356,000 during this time period.

Additionally, on June 29, 2004, the Company issued an additional 50,000 shares of common stock in advance of the exercise of a $25,000 redemption on the outstanding debenture payable and a $250,000 cash payment on the exercise of the affiliated warrant. As of December 31, 2004, the Company has received $100,000 in cash on the warrant exercise and has not applied the debt reduction portion of this transaction.

In January 2004, the Company issued 1,902 shares of restricted, unregistered common stock in payment of approximately $10,000 in accrued dividends payable on the Company's outstanding Series A and Series B Preferred Stock for the quarter ended December 31, 2003. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In May 2004, the Company issued 1,263 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended March 31, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On May 26, 2004, the Company issued 15,000 shares of restricted, unregistered common stock to two separate corporations in payment and full satisfaction of all amounts due for fees and/or commissions due in conjunction with the Company's convertible debenture financing transaction. This transaction was valued at approximately $36,000, which was less than the closing price on the date of the respective transaction resulted in a charge to operations of approximately $24,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In August 2004, the Company issued 1,487 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended June 30, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On  October  19,  2004,   the  Company   issued  55,556  shares  of  restricted,
unregistered common stock to acquire certain assets valued at an aggregate $500,000. The assets consist principally of equipment (approximately $134,000), inventory (approximately $89,500) and patents and a covenant not-to-compete (approximately $276,500).

In November 2004, the Company issued 2,695 shares of restricted, unregistered common stock in payment of approximately $9,170 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended June 30, 2004. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note I - Common Stock Transactions - Continued

Calendar 2005 Transactions

On various dates between June 28, 2005 and August 10, 2005, the Debenture Holder elected to convert an aggregate $40,000, through 4 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 293,602 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 400,000 shares of the Company's common stock for gross proceeds of $400,000.

In September and December 2004, respectively, the Holders of the Series B Preferred Stock exercised their conversion rights and exchanged an aggregate 18,340 shares of Series B Preferred Stock for 66,810 shares of restricted, unregistered common stock.

Jn July 2005, the Company issued approximately 8,333 shares of unregistered, restricted common stock to Paul Goebel, the Company's Director of Domestic Sales, as an employee bonus. These shares were valued at approximately $17,166, which approximated the market value of the shares on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In February, August, September and December 2005, the Company issued an aggregate 23,615 shares of restricted, unregistered common stock in payment of approximately $44,124 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarters ended December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In August, November and December 2005, respectfully, the Company issued an aggregate 37,500 shares of restricted, unregistered common stock to an existing shareholder as payment of various fees and costs associated with the funding of approximately $875,000 short-term working capital loans to the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note J - Rental Commitments

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note J - Rental Commitments - Continued

Future minimum rental payments on the above leases are as follows:

                        Year ended
                        December 31,         Amount
                        ------------       ----------

                        2006                 $117,244
                        2007                   72,643
                        2008                   68,815
                        2007                   68,815
                                            ---------

                        Totals               $327,517
                                              =======

For the respective years ended December 31, 2005 and 2004, the Company paid an aggregate of $158,947 and $131,804 in rent under these agreements.


Note M - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2005 and 2004, respectively, are as follows:

                                     Year ended        Year ended
                                    December 31,December 31,
                                        2005              2004
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
                                           ======           ======

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $12,000,000 to offset future taxable income. Subject to current regulations, components of this carryforward will begin to expire in 2005. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Year ended        Year ended
                                                           December 31,     December 31,
                                                               2005              2004
                                                           --------------  ----------------
Statutory rate applied to loss before income taxes            $(2,020,000)     $(1,128,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                -
     Non-deductible items
       Impairment of recoverability of carrying
         value of fixed assets                                    944,000                -
       Compensation expense related to common
         stock issuances at less than "fair value"                 87,000          130,000
       Impairment charge for
     Other, including reserve for deferred tax asset              989,000          998,000
                                                              -----------       ----------
       Income tax expense                                     $        -        $        -
                                                              ==========        ==========

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note M - Income Taxes - Continued

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                              Year ended        Year ended
                                             December 31,       December 31,
                                                 2005              2004
                                             --------------  ----------------
     Deferred tax assets - long-term
       Net operating loss carryforwards          $4,080,000        $2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences          (525,000)         (690,000)
                                                  ---------         ---------
                                                  3,555,000         1,979,000
     Less valuation allowance                    (3,555,000)       (1,979,000)
                                                  ---------         ---------

       Net Deferred Tax Asset                    $       -         $        -
                                                 =========         ==========

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,576,000 and $(671,000).


Note N - Revenue Concentrations

The Company sells to both commercial and governmental customers, in both domestic and foreign markets. The following table shows the Company's gross revenue composition:

                               Year ended                 Year ended
                               December 31, 2005       December 31, 2003
                               -----------------       -----------------
                              Amount    % of total    Amount    % of total
                             --------   ----------   ---------  ----------
Domestic
   Commercial
     Customer A             $ 222,272         6.85   $  190,390       5.86
     Others                   958,813        29.56    1,636,715      50.40
                             --------   ----------   ---------- ----------
                            1,181,085        46.41    1,827,104      56.26
                             --------   ----------   ---------- ----------
   Private Label              407,063        12.55           -           -
                             --------   ----------   ---------- ----------
   Governmental
     Customer B               541,392        16.69      698,976      21.52
     Customer C               399,860        12.33            -          -
     Others                    44,963         1.39        8,905       0.28
                             --------   ----------   ---------- ----------
                              986,215        30.41      707,881      21.80
                             --------   ----------   ---------- ----------
Foreign
   Governmental
     Customer D               644,180        19.86      684,340      21.07
     Others                    25,090         0.77       28,043       6.23
                             --------   ----------   ---------- ----------
                              669,270        20.63      712,383      21.94
                             --------   ----------   ---------- ----------
     Totals                $3,243,633       100.00   $3,247,368     100.00
                             ========   ==========   ========== ==========

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

Note O - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively.

                              Quarter ended    Quarter ended   Quarter ended    Quarter ended      Year ended
                                March 31,        June 30,      September 30,    December 31,      December 31,
                             --------------- ----------------  -------------    ------------      ------------
Calendar 2003
   Revenues - net             $ 1,170,317       $   684,693    $     378,326    $  1,010,297      $  3,243,633
   Gross profit               $  (366,263)      $  (676,300)   $    (757,023)   $    451,009      $ (1,348,577)
   Net earnings after
     provision for
     income taxes             $  (786,044)      $(1,155,474)   $  (1,118,089)   $ (2,882,062)     $ (5,941,669)
   Basic and fully diluted
     earnings per share       $     (0.21)      $     (0.32)   $       (0.29)   $      (0.70)     $      (1.52)
   Weighted average
     number of shares
     issued and outstanding     3,742,585         3,557,402        3,812,069       4,126,366          3,907,499

Calendar 2004

   Revenues - net             $   281,507       $   568,785    $     861,988    $  1,535,088      $   3,247,368
   Gross profit               $  (423,626)      $  (676,300)   $     377,181    $   (650,553)     $  (1,373,298)
   Net earnings after
     provision for
     income taxes             $(1,188,358)      $(1,155,307)   $       9,552    $   (983,960)     $  (3,318,073)
   Basic and fully diluted
     earnings per share       $     (0.35)      $     (0.32)   $        0.00    $      (0.26)     $       (0.92)
   Weighted average
     number of shares
     issued and outstanding     3,388,458         3,557,402        3,683,671       3,730,807           3,590,725