Form 10QSB
period 2006-03-31
AMERICAN AMMUNITION INC/FL
filed 2006-05-23
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006


[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission File Number: 0-32379

                            American Ammunition, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                            91-2021594
------------------------                              --------------------------
(State of incorporation)                              (IRS Employer ID Number)

                      3545 NW 71st Street, Miami, FL 33147
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 835-7400
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 23, 2006: 4,440,714


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                            American Ammunition, Inc.

                Form 10-QSB for the Quarter ended March 31, 2006

                                Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        19

  Item 3   Controls and Procedures                                          22

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                23

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      23

  Item 3   Defaults Upon Senior Securities                                  23

  Item 4   Submission of Matters to a Vote of Security Holders              23

  Item 5   Other Information                                                23

  Item 6   Exhibits                                                         23


SIGNATURES                                                                  23

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2006 and 2005

                                   (Unaudited)

                                                                                March 31, 2006  March 31, 2005
                                                                                --------------- ---------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $       289,712 $       377,922
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $12,463 and $-0-, respectively                  230,234         289,559
   Inventory                                                                            425,337         857,552
   Prepaid expenses                                                                      64,936          59,497
                                                                                --------------- ---------------
     Total Current Assets                                                             1,010,219       1,584,530
                                                                                --------------- ---------------
Property and Equipment - at cost
   Manufacturing equipment                                                            8,126,135       8,006,483
   Office furniture and fixtures                                                         69,889          69,889
   Leasehold improvements                                                               190,277         190,277
                                                                                --------------- ---------------
                                                                                      8,386,301       8,266,649
   Accumulated depreciation                                                          (5,608,472)     (4,990,261)
   Impairment of recoverability of carrying value                                    (2,777,829)              -
                                                                                --------------- ---------------
     Net Property and Equipment                                                               -       3,276,388
                                                                                --------------- ---------------

Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
       $78,112 and $22,974, respectively                                                197,578         252,716
   Loan costs and fees, net of accumulated amortization
     of approximately $24,795 and $-0-, respectively                                     40,455               -
   Deposits and other                                                                    83,660          83,660
                                                                                --------------- ---------------

     Total other assets                                                                 321,693         336,376
                                                                                --------------- ---------------

TOTAL ASSETS                                                                    $     1,331,912 $     5,197,294
                                                                                =============== ===============


                                  - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2006 and 2005

                                   (Unaudited)

                                                                                March 31, 2006  March 31, 2005
                                                                                --------------- ---------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                                $       975,000 $             -
   Working capital advance                                                              150,000               -
   Customer deposits                                                                    188,020         440,906
   Accounts payable - trade                                                           1,042,892         693,980
   Accrued salaries and wages                                                           253,552         166,492
   Accrued interest payable                                                              28,361          15,000
   Accrued dividends payable                                                             39,505          29,509
                                                                                --------------- ---------------
     Total Current Liabilities                                                        2,677,330       1,345,887

Long-Term Liabilities                                                                         -               -
                                                                                --------------- ---------------
     Total Liabilities                                                                2,677,330       1,345,887
                                                                                --------------- ---------------
Commitments and Contingencies
Convertible Debenture                                                                   226,365         266,365
                                                                                --------------- ---------------
Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C                                               1,990           2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     4,440,714 and 3,745,902 shares
       issued and outstanding, respectively                                               4,441           3,746
   Additional paid-in capital                                                        25,429,552      24,543,815
   Accumulated deficit                                                              (26,832,766)    (20,789,529)
                                                                                --------------- ---------------
                                                                                     (1,396,783)      3,760,042
   Stock subscription receivable                                                       (175,000)       (175,000)
                                                                                --------------- ---------------
     Total Stockholders' Equity                                                      (1,571,783)      3,585,042
                                                                                --------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     1,331,912 $     5,197,294
                                                                                =============== ===============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                Three months     Three months
                                                                                    ended            ended
                                                                                March 31, 2006  March 31, 2005
                                                                                --------------- ---------------

Revenues - net of returns and allowances                                        $       682,861 $     1,170,317
                                                                                --------------- ---------------
Cost of Sales
   Materials, Direct Labor and other direct costs                                     1,094,831       1,349,331
   Depreciation                                                                          31,024         187,249
                                                                                --------------- ---------------
     Total Cost of Sales                                                              1,125,855       1,536,580
                                                                                --------------- ---------------
Gross Profit                                                                           (442,994)       (366,263)
                                                                                --------------- ---------------
Operating Expenses
   Research and development expenses                                                          -           1,732
   Marketing and selling expenses                                                        55,817          81,106
   Other operating expenses                                                             324,908         319,561
   Bad debt expense                                                                           -               -
   Interest expense                                                                      37,245           6,520
   Depreciation expense                                                                       -           1,317
   Amortization expense                                                                  13,785          13,785
                                                                                --------------- ---------------
     Total Operating Expenses                                                           431,755         424,021
                                                                                --------------- ---------------
Loss from Operations                                                                   (874,749)       (790,284)

Other Income (Expense)                                                                   41,557           4,240
                                                                                --------------- ---------------
Loss before Income Taxes                                                               (833,192)       (786,044)

Provision for Income Taxes                                                                    -               -
                                                                                --------------- ---------------
Net Loss                                                                               (833,192)       (786,044)

Other Comprehensive Income                                                                    -               -
                                                                                --------------- ---------------
Comprehensive Loss                                                              $      (833,192)$      (786,044)
                                                                                =============== ===============

Preferred Stock Dividends                                                               (11,775)        (27,221)
                                                                                --------------- ---------------
Net Loss available to Common Shareholders                                       $      (844,967)$      (813,265)
                                                                                =============== ===============
Loss per weighted-average share of common stock outstanding, computed on net loss available to common shareholders -
   basic and fully diluted                                                      $         (0.20)$         (0.22)
                                                                                =============== ===============

Weighted-average number of common shares outstanding                                  4,270,491       3,744,419




The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                Three months     Three months
                                                                                    ended            ended
                                                                                March 31, 2006  March 31, 2005
                                                                                --------------- ---------------
Cash flows from operating activities
   Net loss for the period                                                      $      (833,193)$      (786,045)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                     58,294         202,351
       Expenses paid with common stock                                                   18,325               -
       (Increase) Decrease in
         Accounts receivable                                                            341,193         349,885
         Inventory                                                                      134,753          54,872
         Prepaid expenses, deposits and other                                            (8,147)           (651)
       Increase (Decrease) in
         Accounts payable - trade                                                       196,275        (242,906)
         Other accrued expenses                                                         (17,813)         30,522
                                                                                --------------- ---------------
     Net cash (used in) operating activities                                           (110,313)       (391,972)
                                                                                --------------- ---------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (31,025)        (35,571)
                                                                                --------------- ---------------
     Net cash (used in) investing activities                                            (31,025)        (35,571)
                                                                                --------------- ---------------

Cash flows from financing activities
   Principal paid on long-term capital leases                                                 -               -
   Cash received from sale of common stock and warrant exercise                               -               -
                                                                                --------------- ---------------
     Net cash provided by financing activities                                                -               -
                                                                                --------------- ---------------

Increase (Decrease) in Cash                                                           (141,338)        (427,543)

Cash at beginning of period                                                           431,050           805,465
                                                                                --------------- ---------------

Cash at end of period                                                           $       289,712 $       377,922
                                                                                =============== ===============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $         4,525 $         6,520
                                                                                =============== ===============
     Income taxes paid for the period                                           $             - $             -
                                                                                =============== ===============
Supplemental disclosure of non-cash investing and financing activities
     Issuance of common stock to pay accrued interest                           $        17,260 $             -
                                                                                =============== ===============



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

On January 9, 2006, by written consent in lieu of meeting, a majority of the Company's stockholders approved a recommendation by the Company's Board of Directors to effect a one share for twenty shares reverse stock split of our common stock, par value $.001 per share, with fractional shares rounded up to the nearest whole share. The reverse split became effective on that date. As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 92,576,839 to 4,629,381shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

     In limited situations, the Company may elect to accept product returns from customers on a case-by-case basis to offset unpaid accounts receivable. These situations are a "last case" scenario and are initiated by senior management through negotiations with the respective customer.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At December 31, 2005, pursuant to the requirements of this accounting standard, management recorded an impairment against the future recoverability of these assets of approximately $2,777,829.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2006 and 2005, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. In the event that these carryforwards were not fully utilized, these carryforwards began to expire in 2005.

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

     As of March 31, 2006 and 2005, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

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


Note D - Fair Value of Financial Instruments (continued)

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note E - Inventory

As of March 31, 2006 and 2005, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                        March 31,         March 31,
                                          2006              2005
                                        ---------------------------

         Raw materials                   $  359,157      $  596,548
         Work in process                     58,717         177,862
         Finished goods                       7,463          83,142
                                         ----------      ----------

         Totals                          $  425,337      $  857,552
                                         ==========      ==========


Note F - Property and Equipment

Property and equipment consist of the following components:

                                     March 31,     March 31,     Estimated
                                       2006          2005        useful life
                                     ----------- ------------    ------------

Manufacturing equipment              $ 8,126,135 $ 8,006,483      3-10 years
Office furniture and fixtures             69,889      69,889      3- 7 years
Leasehold improvements                   190,277     190,277      8-20 years
                                     ----------- -----------
                                       8,386,301   8,266,649
Accumulated depreciation              (5,608,472) (4,990,261)
Impairment of recoverability
    of carrying value                  (2,777,829)         -
                                     ----------- -----------
Net property and equipment           $         - $ 3,276,388
                                     =========== ===========

Total depreciation expense charged to operations for the three month periods ended March 31, 2006 and 2005, respectively, was approximately $31,024 and $188,566.

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

As of March 31, 2006, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                          Debenture    Warrant
                                        (in dollars) (in shares)
                                        -----------  -------------
       Initial amount                   $   600,000    6,000,000
       2003 redemptions                    (208,635)  (2,086,350)
       2004 redemptions                    (125,000)  (1,250,000)
       2005 redemptions                     (40,000)    (400,000)
                                        -----------   ----------
       Balances outstanding
         at March 31, 2006              $   226,365    2,263,650
                                        ===========   ==========

The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30 per share, the Company will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of March 31, 2006, the warrant is exercisable into 2,263,650 shares of common stock at an exercise price of $1.00 per share.

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


Note G - Convertible Debenture - continued

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

On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $125,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,150,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,250,000 shares of the Company's common stock for gross proceeds of $1,250,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $175,000 from the Debenture Holder. As of March 31, 2006, this amount remains unpaid.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note H - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2006 and 2005, respectively:

                                            March 31, 2006    March 31, 2005
                                            --------------    --------------
                                         # shares  value     # shares   value
                                         -------- --------   --------  --------

Series A Cumulative Convertible
         Preferred Stock                   12,000 $ 60,000     12,000  $ 60,000
Series B Cumulative Convertible
         Preferred Stock                   73,360  366,800     91,700   458,500
Series C Convertible Preferred Stock    1,905,882  324,000  1,905,882   324,000
                                        --------- --------  ---------  --------
                                        1,991,242 $750,800  2,009,582  $842,500
                                        ========= ========  =========  ========

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note I - Common Stock Transactions

On January 9, 2006, by written consent in lieu of meeting, a majority of the Company's stockholders approved a recommendation by the Company's Board of Directors to effect a one share for twenty shares (1 for 20) reverse stock split of our common stock, par value $.001 per share, with fractional shares rounded up to the nearest whole share. The reverse split became effective on that date. As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 92,576,839 to 4,629,381shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note I - Common Stock Transactions (continued)

Calendar 2006 Transactions

Jn February 2006, the Company issued approximately 41,666 shares of unregistered, restricted common stock to Paul Goebel, the Company's Director of Domestic Sales, as an employee bonus. These shares were valued at approximately $17,500, which approximated the market value of the shares on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In February 2006, the Company issued approximately 226,065 shares of restricted, unregistered common stock, valued at approximately $18,325, to an existing shareholder as for payment of accrued interest associated with approximately $875,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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


Note J - Rental Commitments (continued)

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

Future minimum rental payments on the above leases are as follows:

               Year ended
               December 31,       Amount
               -----------      ---------
               2006             $ 117,244
               2007                72,643
               2008                68,815
               2007                68,815
                                ---------
               Totals           $ 327,517
                                =========

For the respective years ended December 31, 2005 and 2004, the Company paid an aggregate of $158,947 and $131,804 in rent under these three lease agreements.


Note M - Income Taxes

The components of income tax (benefit) expense for the three month periods ended March 31, 2006 and 2005, respectively, are as follows:

                               Three months     Three months
                                   ended            ended
                                 March 31,        March 31,
                                   2006             2005
                               -------------    --------------
       Federal:
         Current                  $     -           $    -
         Deferred                       -                -
                                  -------           ------
                                        -                -
                                  -------           ------
       State:
         Current                        -                -
         Deferred                       -                -
                                  -------           ------
                                        -                -
                                  -------           ------
         Total                    $     -           $    -
                                  -======           ======

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note M - Income Taxes - continued

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $12,000,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire in 2005. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Three months  Three months
                                                          ended         ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                      ------------  ------------

Statutory rate applied to loss before income taxes      $(283,000)    $(267,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -            -
     Other, including reserve for deferred tax asset      283,000       267,000
                                                        ---------     ---------

       Income tax expense                               $       -     $       -
                                                        =========     =========

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                                 Year ended     Year ended
                                                December 31,   December 31,
                                                    2005            2004
                                                ---------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards           $ 4,080,000   $ 2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences            (525,000)     (690,000)
                                                  -----------   -----------
                                                    3,555,000     1,979,000
     Less valuation allowance                      (3,555,000)   (1,979,000)
                                                  -----------   -----------

       Net Deferred Tax Asset                     $         -  $          -
                                                  ===========  ============

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,576,000 and $(671,000).

                   American Ammunition, Inc. and Subsidiaries

Note N - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively.

                              Quarter ended     Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31,          June 30,     September 30,   December 31,    December 31,
Calendar 2006
   Revenues - net             $   682,861
   Gross profit               $  (442,994)
   Net earnings after
     provision for
     income taxes             $  (833,192)
   Basic and fully diluted
     earnings per share       $     (0.20)
   Weighted average
     number of shares
     issued and outstanding     4,270,491

Calendar 2005
   Revenues - net             $ 1,170,317       $    684,693    $   378,326     $ 1,010,297     $ 3,243,633
   Gross profit               $  (366,263)      $   (676,300)   $  (757,023)    $   451,009     $(1,348,577)
   Net earnings after
     provision for
     income taxes             $  (786,044)      $ (1,155,474)   $(1,118,089)    $(2,882,062)    $(5,941,669)
   Basic and fully diluted
     earnings per share       $     (0.21)      $      (0.32)   $     (0.29)    $     (0.70)    $     (1.52)
   Weighted average
     number of shares
     issued and outstanding     3,742,585          3,557,402      3,812,069       4,126,366       3,907,499

Calendar 2004
   Revenues - net             $   281,507       $    568,785    $   861,988     $ 1,535,088     $ 3,247,368
   Gross profit               $  (423,626)      $   (676,300)   $   377,181     $  (650,553)    $(1,373,298)
   Net earnings after
     provision for
     income taxes             $(1,188,358)      $ (1,155,307)   $     9,552     $  (983,960)    $(3,318,073)
   Basic and fully diluted
     earnings per share       $     (0.35)      $      (0.32)   $      0.00     $     (0.26)    $     (0.92)
   Weighted average
     number of shares
     issued and outstanding     3,388,458          3,557,402      3,683,671       3,730,807       3,590,725





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

Results of Operations

Three months ended March 31, 2006 compared with the three months ended March 31, 2005.

     During the three months ended March 31, 2006, we experienced aggregate net revenues of approximately $683,000, as compared to approximately $1,170,000 during the first quarter of Calendar 2005. The decline in sales was attributable to our curtailing of production during January 2006 to improve the operating efficiency of our manufacturing equipment and better automate select machines so we can rely upon lower labor requirements in future periods.

     In 2004, the Company initiated a direct solicitation program for it's "dealer direct" sales program. This endeavor has received a very positive initial response from the qualified retail resellers of the Company's product. We are realizing that the existence of previously announced contracts with various U. S. Governmental agencies and orders from foreign governments are becoming more erratic in their order placements. Accordingly, management is realizing that a consistent demand from the U. S. retail segment will be our best source of consistent sales. Further, we have identified certain production issues which has inhibited the full realization of existing product demands and management believes that the necessary steps are being taken to remedy any production deficiencies.

     We experienced costs of goods sold of approximately $1,126,000 for the three months ended March 31, 2006 as compared to approximately $$1,537,000 for the three months ended March 31, 2005. Through March 31, 2006, and subsequent thereto, we continue to experience negative trends off of our standard production costs for material and labor due to excess labor capacity due to anticipated governmental orders which did not materialize as management was led to believe from the various U. S. Governmental agencies contracting officers. Management remains of the opinion that the production labor force is stable and able to maintain a constant standard of quality in future periods. We experience variable costs in the area of material consumption and direct labor. In the second quarter of 2006, management took drastic steps to reduce excess labor capacity through the elimination of the 2nd shift, which was never able to reach full utilization. This action is not expected to have any adverse impact on our ability to meet our existing and future product demands.

     For the three month periods ended March 31, 2006 and 2005, we generated a negative gross profit of approximately $(443,000), or (64.9%), and approximately $(366,000), or (31.3%).

     We experienced nominal research and development expenses of approximately $-0- and $1,700, respectively, during the respective three month periods ended March 31, 2006 and 2005.

     During the first quarters of 2006 and 2005, we expended approximately $56,000 and $81,000, respectively, in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

     Other general and administrative expenses increased nominally from approximately $325,000 for the three months ended March 31, 2006 as compared to approximately $320,000 for the three months ended March 31, 2006. Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy.

     We recognized a net loss of approximately $(833,000) and $(786,000) for the respective three month periods ended March 31, 2006 and 2005, respectively, or $(0.20) and $(0.22) per share. We wish to note that the loss per share includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

     As of March 31, 2006, December 31, 2005 and March 31, 2005, respectively, we had working capital of approximately $(1,667,000), $(885,000) and $239,000. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $975,000 in short-term notes payable to existing shareholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at March 31, 2006 and December 31, 2005.

     We have used cash in operating activities of approximately $(110,000) and $(392,000) during the quarters ended March 31, 2006 and 2005, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce. Additionally, LaJolla Cove Investors, the holder of our mandatorily convertible debenture and related warrant, is in default on their agreement to provide us with additional working capital. Management is diligently undertaking various steps to assure that the Company can be self-supporting.

     We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing and future inquiries.

     During the quarters ended March 31, 2006 and 2005, respectively, we added approximately $31,000 and $36,000 in new equipment. Any equipment to be added in future periods is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

     As of March 31, 2006, the outstanding balance on the convertible  debenture
is  approximately   $226,365  and  we  have  approximately   2,263,650  warrants
outstanding. A recap of the debenture activity is as follows:

                                    Debenture         Warrant
                                  (in dollars)      (in shares)
                                  ------------      -----------

               Initial amount       $600,000        6,000,000
              2003 redemptions      (208,635)       (2,086,350)
              2004 redemptions      (125,000)       (1,250,000)
              2005 redemptions       (40,000)         (400,000)
                                   ---------        ----------
            Balances outstanding
              at March 31, 2006     $226,365        2,263,650
                                   =========        =========

     The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30 per share, the Company will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of March 31, 2006, the warrant is exercisable into 2,263,650 shares of common stock at an exercise price of $1.00 per share.

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

     On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $125,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,150,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,250,000 shares of the Company's common stock for gross proceeds of $1,250,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $175,000 from the Debenture Holder. As of March 31, 2006, this amount remains unpaid.

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

     LaJolla is in default on their contractual agreements to redeem the outstanding warrant(s) and convert the outstanding debenture as of March 31, 2006.


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



                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     In February 2006, the Company issued approximately 41,666 shares of unregistered, restricted common stock to Paul Goebel, the Company's Director of Domestic Sales, as an employee bonus. These shares were valued at approximately $17,500, which approximated the market value of the shares on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

     In February 2006, the Company issued approximately 226,065 shares of restricted, unregistered common stock, valued at approximately $18,325, to National Business Investors, Inc., an existing shareholder, as for payment of accrued interest associated with approximately $875,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


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

     None


Item 6 - Exhibits

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit no.       Descriptions
---------         -----------------------

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*    Filed herewith.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.


Dated: May 23, 2006                /s/ Andres F. Fernandez
       ------------             ------------------------------------
                                Andres F. Fernandez
                                President, Chief Executive Officer
                                Chief Financial Officer and Director