Form 10QSB
period 2006-06-30
AMERICAN AMMUNITION INC/FL
filed 2006-08-18
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 16, 2006: 5,600,309


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                            American Ammunition, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       21

  Item 3   Controls and Procedures                                         24


Part II - Other Information

  Item 1   Legal Proceedings                                               25

  Item 2   Recent Sales of Unregistered Securities and Use of Proceeds     25

  Item 3   Defaults Upon Senior Securities                                 27

  Item 4   Submission of Matters to a Vote of Security Holders             27

  Item 5   Other Information                                               27

  Item 6   Exhibits                                                        27


Signatures                                                                 27

                                     Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005
                                   (Unaudited)

                                                                                June 30, 2006   June 30, 2005
                                                                                -------------   -------------
         ASSETS
Current Assets
   Cash on hand and in bank                                                     $    250,413      $    486,609
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $10,000 and $-0-, respectively               241,954           192,855
   Inventory                                                                         426,676           548,616
   Prepaid expenses                                                                   55,324            56,382
                                                                                ------------      ------------
     Total Current Assets                                                            974,367         1,284,462
                                                                                ------------      ------------
Property and Equipment - at cost                                                           -         3,142,838
                                                                                ------------      ------------
Other Assets                                                                         294,424           322,591
                                                                                ------------      ------------
TOTAL ASSETS                                                                    $  1,268,791      $  4,749,891
                                                                                ============      ============
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Notes payable to shareholders                                                $  1,075,000      $    150,000
   Working capital advance                                                           150,000                 -
   Customer deposits                                                                 188,020           440,906
   Accounts payable - trade                                                          829,847           736,255
   Accrued salaries and wages                                                        337,648           173,492
   Accrued interest payable                                                           30,162            15,000
   Accrued dividends payable                                                          65,084            33,949
                                                                                ------------      ------------
     Total Current Liabilities                                                     2,675,761         1,549,602
                                                                                ------------      ------------
Commitments and Contingencies

Convertible Debenture                                                                226,365           241,365
                                                                                ------------      ------------
Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
       2,022,902 and 2,009,582 shares and outstanding, respectively                    2,022             2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     5,122,931 and 3,795,365 shares issued and outstanding                             5,123             3,795
   Additional paid-in capital                                                     25,814,532        25,018,438
   Accumulated deficit                                                           (27,280,012)      (22,026,926)
                                                                                ------------      ------------
                                                                                  (1,458,335)        2,997,317
   Stock subscription receivable                                                    (175,000)          (38,393)
                                                                                ------------      ------------
     Total Stockholders' Equity (Deficit)                                         (1,633,335)        2,958,924
                                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  1,268,791      $  4,749,891
                                                                                ============      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2006 and 2005
                                   (Unaudited)

                                              Six months        Six months       Three months   Three months
                                                 ended             ended            ended          ended
                                             June 30, 2006      June 30, 2005   June 30, 2006   June 30, 2005
                                             -------------      -------------   -------------   -------------

Revenues                                     $   1,305,296      $   1,855,010   $     622,435   $     684,693
                                             -------------      -------------   -------------   -------------
Cost of Sales
   Materials, Direct Labor
      and other direct costs                     1,737,969          2,502,842         643,138       1,153,511
   Depreciation                                     31,024            382,311               -         195,062
                                             -------------      -------------   -------------   -------------
      Total Cost of Sales                        1,768,993          2,885,153         643,138       1,348,573
                                             -------------      -------------   -------------   -------------
Gross Profit                                      (463,697)        (1,030,143)        (20,703)       (676,300)
                                             -------------      -------------   -------------   -------------
Operating Expenses
   Research and development expenses                     -              1,611               -           6,474
   Selling and marketing expenses                   74,075            111,752          18,258         130,875
   Other operating expenses                        663,017            631,521         338,109         304,425
   Interest expense                                 76,621             10,131          39,376             507
   Depreciation and amortization                    27,569             30,203          13,784           1,893
   Compensation expense related to
      common stock issuances at less
      than "fair value"                            139,373            200,502         139,373          35,000
                                             -------------      -------------   -------------   -------------
      Total Operating Expenses                     980,655            985,920         548,900         479,174
                                             -------------      -------------   -------------   -------------

Loss from Operations                            (1,444,352)        (2,016,063)       (569,603)     (1,155,474)

Other Income (Expense)
   Interest and other income                       189,492              6,232         147,935             167
                                             -------------      -------------   -------------   -------------
Income (Loss) before Income Taxes               (1,254,860)        (2,009,831)       (421,668)     (1,155,307)

Provision for Income Taxes                               -                  -               -               -
                                             -------------      -------------   -------------   -------------

Net Income (Loss)                               (1,254,860)        (2,009,831)       (421,668)     (1,155,307)
Other Comprehensive Income                               -                  -               -               -
                                             -------------      -------------   -------------   -------------

Comprehensive Income (Loss)                  $  (1,254,860)     $  (2,009,831)  $    (421,668)  $  (1,155,307)
                                             =============      =============   =============   =============

Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.28)     $       (0.58)  $       (0.09)  $       (0.32)
                                             =============      =============   =============   =============
Weighted-average number of
   common shares outstanding                     4,537,640          3,472,930       4,797,286       3,557,402
                                             =============      =============   =============   =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                 Six months      Six months
                                                                                    ended           ended
                                                                                June 30, 2006   June 30, 2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (1,254,860)  $  (2,009,831)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   85,563         412,514
       Bad debt expense                                                                14,153               -
       Operating expenses paid with common stock                                       20,186
       Compensation expense related to common stock
         issuances at less than "fair value"                                          139,373         200,502
       (Increase) Decrease in
         Accounts receivable                                                          315,320         446,589
         Inventory                                                                    133,414         363,808
         Prepaid expenses, deposits and other                                           1,465          (2,464)
       Increase (Decrease) in
         Accounts payable - trade                                                     (41,770)       (250,630)
         Other accrued expenses                                                        91,719
         Accrued interest payable                                                      40,494
         Customer deposits                                                            (44,670)
                                                                                -------------   -------------
Net cash used in operating activities                                                (499,613)       (797,062)
                                                                                -------------   -------------
Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)        (98,400)
                                                                                -------------   -------------
Net cash used in investing activities                                                 (31,024)        (98,400)
                                                                                -------------   -------------
Cash flows from financing activities
   Cash advanced on loans from shareholders                                           100,000         150,000
   Cash paid to obtain capital                                                              -         (10,000)
   Cash received on sale of preferred stock                                           250,000               -
   Cash received on sale of common stock                                                    -         436,606
                                                                                -------------   -------------
Net cash provided by financing activities                                             350,000         576,606
                                                                                -------------   -------------
Increase (Decrease) in Cash                                                          (180,637)       (318,856)
Cash at beginning of year                                                             431,050         805,465
                                                                                -------------   -------------
Cash at end of period                                                           $     250,413   $     486,609
                                                                                =============   =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       9,157   $      10,131
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and/or accrued interest payable
       into common stock                                                        $     36,720    $      25,000
                                                                                =============   =============
     Common stock issued in payment for costs of raising capital                $           -   $           -
                                                                                =============   =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $           -   $       9,171
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

                   American Ammunition, Inc. and Subsidiaries

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.

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

(2)  Accounts receivable and Revenue Recognition

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


5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2006 and 2005, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. In the event that these carryforwards were not fully utilized, these carryforwards began to expire in 2005.


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

     As of June 30, 2006 and 2005, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.


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


Note E - Inventory

As of June 30, 2006 and 2005, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                          June 30,          June 30,
                                            2006             2005
                                        -----------------------------
         Raw materials                  $  398,511         $  339,605
         Work in process                    19,313            125,533
         Finished goods                      8,852             83,478
                                        ----------         ----------
         Totals                         $  426,676         $  548,616
                                        ==========         ==========


Note F - Property and Equipment

Property and equipment consist of the following components:

                                     June 30,         June 30,       Estimated
                                       2006             2005         useful life
                                    ------------- ------------------------------

   Manufacturing equipment          $   7,939,335    $ 8,083,624     3-10 years
   Office furniture and fixtures           69,889         55,577     3- 7 years
   Leasehold improvements                 190,277        190,277     8-20 years
                                    -------------    -----------
                                        8,199,501      8,329,478
   Accumulated depreciation            (5,575,782)    (5,186,640)
   Impairment of recoverability
         of carrying value             (2,623,719)             -
                                    -------------   ------------
   Net property and equipment       $           -   $  3,142,838
                                    =============   ============

Total depreciation expense charged to operations for the six month periods ended June 30, 2006 and 2005, respectively, was approximately $31,024 and $409,880.

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

As of June 30, 2006, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                            DebentureWarrant
                                          (in dollars) (in shares)
                                          -------------------------

       Initial amount                     $  600,000      6,000,000
       2003 redemptions                     (208,635)    (2,086,350)
       2004 redemptions                     (125,000)    (1,250,000)
       2005 redemptions                      (40,000)      (400,000)
                                          ----------     ----------

       Balances outstanding
         at June 30, 2006                 $  226,365      2,263,650
                                          ==========     ==========

The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30 per share, the Company will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of June 30, 2006, the warrant is exercisable into 2,263,650 shares of common stock at an exercise price of $1.00 per share.

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

                   American Ammunition, Inc. and Subsidiaries

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

On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $125,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,150,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,250,000 shares of the Company's common stock for gross proceeds of $1,250,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $175,000 from the Debenture Holder. As of June 30, 2006, this amount remains unpaid.

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

                   American Ammunition, Inc. and Subsidiaries

Note H - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2006 and 2005, respectively:

                                                       June 30, 2006       June 30, 2005
                                                     -----------------    ---------------
                                                     # shares   value     # shares   value
                                                     -------- --------    -------- --------
Series A Cumulative Convertible Preferred Stock        12,000 $ 60,000      12,000 $ 60,000
Series B Cumulative Convertible Preferred Stock        55,020  275,100      91,700  458,500
Series C Convertible Preferred Stock                1,905,882  324,000   1,905,882  324,000
Series E 8% Convertible Preferred Stock                50,000  250,000           -        -
                                                    --------- --------   --------- --------

                                                    2,022,902 $909,100   2,009,582 $842,500
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

In September and December 2004, respectively, the Holders of the Series B Preferred Stock exercised their conversion rights and exchanged an aggregate 18,340 shares of Series B Preferred Stock for 66,810 post-reverse split shares of restricted, unregistered common stock.

On March 31 and  June  30,  2006,  respectively,  the  holders  of the  Series B
Preferred Stock exercised their conversion rights and exchanged an aggregate 18,340 shares (9,170 shares per conversion) of Series B Preferred Stock for 415,706 shares of restricted, unregistered common stock.

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

Series E 8% Convertible Preferred Stock

On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent.

The Series E 8% Convertible Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, 50% in cash and 50% in shares or 100% in cash at the Company's election. In the event the Company elects to pay such dividends in shares of the Company's Common Stock, the number of shares to be issued shall be based on the average of the closing prices of the Company's Common Stock, as reported on the NASDAQ Over the Counter Bulletin Board (or such other market on which the Company's Common Stock is then traded) for the 10 consecutive trading days preceding the record date for each such dividend, with such record date being the 14th day preceding the end of each calendar quarter.

                   American Ammunition, Inc. and Subsidiaries

Note H - Preferred Stock Transactions - Continued

Series E 8% Convertible Preferred Stock - continued

Each share of Series E Convertible Preferred Stock shall be convertible into shares of the Company's Common Stock at any time after March 1, 2007. The number of shares to be issued on a conversion shall be based on 80% of the average closing price of the Common Stock of the Company; as reported on the NASDAQ OTC Bulletin Board (or such other market on which such stock is traded) for ten (!0) consecutive trading days preceding the date the Company received notice of such conversion. Subject to certain restrictions, the Series E 8% Convertible Preferred Stock shall automatically convert into shares of the Company's Common Stock upon any of the following events: (I) the sale by the Company of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Company is not the survivor; or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Company's common stock (including by way of merger, consolidation, or other similar action).

In the event of the liquidation, dissolution or winding up of the Company, the holders of Series E Convertible Preferred Stock shall have a liquidation preference over holders of common stock and shares junior to the Series E 8% Convertible Preferred Stock equal to $5.50 per share. Additionally, the Company shall not impose or allow any additional liens on it's existing fixed assets in excess of $1,000,000; provided that at such time as total gross proceeds from the offering equal or exceed $2,000,000, the Company shall satisfy such existing liens on its existing fixed assets and shall not impose or allow any additional liens on its existing fixed assets unless subordinated to the interest of the Series E 8% Convertible Preferred Stock, with such preference on the fixed assets equal to the fixed asset value, as determined in accordance with the United States Generally Accepted Accounting Principles ("GAAP"), of 150% of the stated value of the aggregate of the outstanding shares of Series E Convertible Preferred Stock except for fixed assets of the Company that were otherwise purchased pursuant to a security interest.

The Series E 8% Convertible Preferred Stock shall be redeemable, at the option of the Company, for cash in the amount of $5.50 per share of Series E Convertible Preferred Stock or for shares of the Company's Common Stock in accordance with the Conversion Rate, at any time after March 1, 2007, or in the event the closing sale price of the Company's Common Stock, as reported on the NASDAQ Over the Counter Bulletin Board (or such other market on which the Company's Common Stock is then traded), is greater than or equal to $7.00 after March 1, 2007 for any consecutive five trading days. In addition, the Series E 8% Convertible Preferred Stock shall be redeemable, at the option of the holder, at any time for shares of the Company's Common Stock in accordance with the Conversion Rate. At any time after March 1, 2007, at the option of the holder, the Series E 8% Convertible Preferred Stock shall be redeemable for cash in the amount of $5.10 per share of Series E Convertible Preferred Stock or for shares of the Company's Common Stock in accordance with the Conversion Rate. After such date, if redemption is for cash, shares will be redeemed at the rate of 1/10 of such aggregate shares per quarterly period for any 10 consecutive quarters commencing after March 1, 2007. Any redemption by either the Company or the holder shall be subject to 15 days written notice.















                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note H - Preferred Stock Transactions - Continued

Series E 8% Convertible Preferred Stock - continued

The Company warrants and agrees that if, at any time within the period commencing on the date of the final closing of the Offering and expiring on the 5 th anniversary of the date thereof, the Company should file a registration statement with the SEC under the Securities Act (other than in connection with a merger or other business combination transaction or pursuant to Form S-8), it will give written notice at least 30 calendar days prior to the filing of each such registration statement to the holders of the Series E 8% Convertible Preferred Stock and the holders of the shares of the Common Stock issued upon the conversion or redemption of the shares of Series E Convertible Preferred Stock, or their permitted assigns (Holders) of its intention to do so. If the Holders notify the Company within 30 calendar days after receipt of any such notice of its or their desire to include any such shares of Common Stock issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock in such proposed registration statement, the Company shall use its "best efforts" to have any such shares of Common Stock is issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock registered under such registration statement. Notwithstanding the foregoing, the Company shall have the right at any time after it shall have given written notice (irrespective of whether a written request for inclusion of any such securities shall have been made) to elect not to file any such proposed registration statement, or to withdraw the same after the filing but prior to the effective date thereof. If the managing underwriter of an offering to which the above "piggyback registration rights" apply, in good faith and for valid business reasons, objects to such rights, such objection shall preclude such inclusion. All expenses incurred by the Company in registration of the shares of Common Stock issued or issuable upon the conversion or redemption of The Series E 8% Convertible Preferred Stock, including with out limitation all registration and filing fees, listing fees, printing expenses, fees and disbursements of all independent accounts, or counsel for the Company and the expense of any special audits incident to or required by any such registration and the expenses of complying with the securities or blue sky laws of any jurisdiction shall be paid by the Company.

The Company has agreed to pay the Placement Agent a cash commission equal to 10% of the aggregate Purchase Price of the shares of Series E Convertible Preferred Stock sold by the Placement Agent in the Offering (Placement Agent Fee). The Company shall also pay the Placement Agent reasonable expenses associated with the Offering, which expenses shall not exceed $50,000 (Expense Allowance). In addition, the Company shall issue to the Placement Agent 500 warrants for each $50,000 of Series E Convertible Preferred Stock sold by the Placement Agent in the Offering (Placement Agent Warrants), each warrant entitling the holder to purchase 1 share of the Company's Common Stock at an exercise price of $0.90 per share exercisable at any time for a period of 3 years from date of issuance.

Upon completion of the Maximum Offering, the Company will receive net proceeds of approximately $900,000.00. The Company intends to use the net proceeds for potential acquisitions, working capital, general corporate purposes and repayment of outstanding debt.

The Company and the Placement Agent shall have discretion to increase the Maximum Offering to $2,000,000.00, without notice to investors..

As of June 30, 2006, the Company has sold 50,000 shares in a single transaction under this Private Placement Memorandum and has received the gross sales proceeds of $250,000 and has accrued a payable to the Placement Agent for the 10% (or $25,000) fee due on this transaction.

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

                   American Ammunition, Inc. and Subsidiaries

Note I - Common Stock Transactions

Calendar 2006 Transactions - continued

In February 2006, the Company issued approximately 226,065 shares of restricted, unregistered common stock, valued at approximately $18,325, to an existing shareholder as for payment of accrued interest associated with approximately $875,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "compensation expense related to the issuance of common stock at less than "fair value" in the amount of approximately $70,080 on this transaction.

In May 2006, the Company issued approximately 266,511 shares of restricted, unregistered common stock, valued at approximately $21,054, to an existing shareholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "compensation expense related to the issuance of common stock at less than "fair value" in the amount of approximately $69,293 on this transaction.


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


Note M - Income Taxes

The components of income tax (benefit) expense for the six month periods ended June 30, 2006 and 2005, respectively, are as follows:

                               Six months        Six months
                                  ended             ended
                                June 30,          June 30,
                                  2006            2005
                               -----------------------------
       Federal:
         Current                $     -           $    -
         Deferred                     -                -
                                -------           ------
                                      -                -
                                -------           ------
       State:
         Current                      -                -
         Deferred                     -                -
                                -------           ------
                                      -                -
                                -------           ------
         Total                  $     -           $    -
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















                (Remainder of this page left blank intentionally)

                   American Ammunition, Inc. and Subsidiaries

Note M - Income Taxes - continued

The Company's income tax expense (benefit) for the six month periods ended June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                          Six months  Six months
                                                             ended       ended
                                                           June 30,    June 30,
                                                             2006      2005
                                                          ----------------------

Statutory rate applied to loss before income taxes        $ (426,700) $(683,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            -          -
     Other, including reserve for deferred tax asset         426,700    683,000
                                                          ----------  ---------

       Income tax expense                                 $        -  $       -
                                                          ==========  =========

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                                    Year ended     Year ended
                                                   December 31,   December 31,
                                                       2005            2004
                                                   -----------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards            $ 4,080,000      $ 2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences             (525,000)        (690,000)
                                                   -----------      -----------
                                                     3,555,000        1,979,000
     Less valuation allowance                       (3,555,000)      (1,979,000)
                                                   -----------      -----------

       Net Deferred Tax Asset                      $         -      $         -
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

                                Quarter ended   Quarter ended   Quarter ended   Quarter ended   Year ended
                                  March 31,       June 30,      September 30,   December 31,    December 31,
Calendar 2006
   Revenues - net               $     682,861   $     622,435
   Gross profit                 $    (442,994)  $     (20,703)
   Net earnings after
     provision for
     income taxes               $    (833,192)  $    (421,668)
   Basic and fully diluted
     earnings per share         $       (0.20)  $       (0.09)
   Weighted average
     number of shares
     issued and outstanding         4,270,491       4,797,286

                   American Ammunition, Inc. and Subsidiaries

Note N - Selected Financial Data (Unaudited) - Continued

                                Quarter ended   Quarter ended   Quarter ended   Quarter ended   Year ended
                                  March 31,       June 30,      September 30,   December 31,    December 31,
Calendar 2005
   Revenues - net               $   1,170,317   $     684,693   $    378,326    $   1,010,297   $  3,243,633
   Gross profit                 $    (366,263)  $    (676,300)  $   (757,023)   $     451,009   $ (1,348,577)
   Net earnings after
     provision for
     income taxes               $    (786,044)  $  (1,155,474)  $ (1,118,089)   $  (2,882,062)  $ (5,941,669)
   Basic and fully diluted
     earnings per share         $       (0.21)  $       (0.32)  $      (0.29)   $       (0.70)  $      (1.52)
   Weighted average
     number of shares
     issued and outstanding         3,742,585       3,557,402      3,812,069        4,126,366      3,907,499

Calendar 2004
   Revenues - net               $     281,507   $     568,785   $    861,988    $   1,535,088   $  3,247,368
   Gross profit                 $    (423,626)  $    (676,300)  $    377,181    $    (650,553)  $ (1,373,298)
   Net earnings after
     provision for
     income taxes               $  (1,188,358)  $  (1,155,307)  $      9,552    $    (983,960)  $ (3,318,073)
   Basic and fully diluted
     earnings per share         $       (0.35)  $       (0.32)  $       0.00    $       (0.26)  $      (0.92)
   Weighted average
     number of shares
     issued and outstanding         3,388,458       3,557,402      3,683,671        3,730,807      3,590,725



















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

Results of Operations

Six months ended June 30, 2006 compared with the six months ended June 30, 2005.

During the six months ended June 30, 2006, we experienced aggregate net revenues of approximately $1,305,000 ($622,000 in the current quarter), as compared to approximately $1,855,000 during the first six months of Calendar 2005. The decline in sales was attributable to our curtailing of production during January 2006 to improve the operating efficiency of our manufacturing equipment and better automate select machines so we can rely upon lower labor requirements in future periods.

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

We experienced costs of goods sold of approximately $1,769,000 for the six months ended June 30, 2006 as compared to approximately $2,885,000 for the first six months of Calendar 2005. Through June 30, 2006, and subsequent thereto, we continue to experience negative trends with relation to our calculated standard production costs for material and labor due to excess labor capacity due to anticipated governmental orders which did not materialize as management was led to believe from the various U. S. Governmental agencies contracting officers. Management remains of the opinion that the production labor force is stable and able to maintain a constant standard of quality in future periods. We experience variable costs in the area of material consumption and direct labor. In the second quarter of 2006, management took drastic steps to reduce excess labor capacity through the elimination of the 2nd shift, which was never able to reach full utilization. This action is not expected to have any adverse impact on our ability to meet our existing and future product demands.

For the six month periods ended June 30, 2006 and 2005, we generated a negative gross profit of approximately $(464,000), or (35,52%), and approximately $(1,030,000), or (55.53%).

We experienced nominal research and development expenses of approximately $-0-and $1,600, respectively, during the respective six month periods ended June 30, 2006 and 2005.

During the six months of Calendar 2006 and 2005, we expended approximately $74,000 and $112,000, respectively, in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

Other general and administrative expenses increased nominally from approximately $595,000 for the six months ended June 30, 2006 as compared to approximately $663,000 for the six months ended June 30, 2006. Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy.

We recognized a net loss of approximately $(1,256,000) and $(2,010,000) for the respective six month periods ended June 30, 2006 and 2005, respectively, or $(0.28) and $(0.58) per share. We call to the reader's attention that the loss per share calculation for the six months ended June 30, 2005 includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

As of June 30, 2006, December 31, 2005 and June 30, 2005, respectively, we had working capital of approximately $(1,701,000), $(885,000) and $(265,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $1,075,000 in short-term notes payable to existing shareholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at June 30, 2006 and December 31, 2005.

We have used cash in operating activities of approximately $(500,000) and $(797,000) during the six month periods ended June 30, 2006 and 2005, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce. Additionally, LaJolla Cove Investors, the holder of our mandatorily convertible debenture and related warrant, is in default on their agreement to provide us with additional working capital. On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent. As of June 30, 2006, the Company had sole 50,000 shares for gross proceeds of $250,000 in a single transaction pursuant to this Private Placement Memorandum. Management continues to undertake all prudent measures to assure that the Company can be self-supporting.

We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing and future inquiries.

During the six months ended June 30, 2006 and 2005, respectively, we added approximately $31,000 and $98,000 in new equipment. Any equipment to be added in future periods is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

As of June 30, 2006, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                 Debenture         Warrant
                                (in dollars)      (in shares)
                                ------------      -----------

           Initial amount       $    600,000        6,000,000
          2003 redemptions          (208,635)      (2,086,350)
          2004 redemptions          (125,000)      (1,250,000)
          2005 redemptions           (40,000)        (400,000)
                               -------------       -----------

          Balances outstanding
          at June 30, 2006     $     226,365        2,263,650
                               =============       ==========

The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or (ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30 per share, the Company will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of June 30, 2006, the warrant is exercisable into 2,263,650 shares of common stock at an exercise price of $1.00 per share.

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

On various dates between January 1, 2004 and December 31, 2004, the Debenture Holder elected to convert an aggregate $125,000, through 6 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 4,150,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 1,250,000 shares of the Company's common stock for gross proceeds of $1,250,000. As of December 31, 2004, an aggregate of 1,000,000 shares of the Company's common stock have been issued by the Company and are being held in escrow by the Company's counsel pending receipt of the final $175,000 from the Debenture Holder. As of June 30, 2006, this amount remains unpaid.

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

LaJolla is in default on their contractual agreements to redeem the outstanding warrant(s) and convert the outstanding debenture as of June 30, 2006.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of Calendar 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                          Part II - Other Information


Item 1 - Legal Proceedings

None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On March 31 and  June  30,  2006,  respectively,  the  holders  of the  Series B
Preferred Stock exercised their conversion rights and exchanged an aggregate 18,340 shares (9,170 shares per conversion) of Series B Preferred Stock for 415,706 shares of restricted, unregistered common stock.

In May 2006, the Company issued approximately 266,511 shares of restricted, unregistered common stock, valued at approximately $21,054, to an existing shareholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "compensation expense related to the issuance of common stock at less than "fair value" in the amount of approximately $69,293 on this transaction

Series E 8% Convertible Preferred Stock

On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent.

The Series E 8% Convertible Preferred Stock provides for cumulative dividends at the rate of 8% per year, payable quarterly, 50% in cash and 50% in shares or 100% in cash at the Company's election. In the event the Company elects to pay such dividends in shares of the Company's Common Stock, the number of shares to be issued shall be based on the average of the closing prices of the Company's Common Stock, as reported on the NASDAQ Over the Counter Bulletin Board (or such other market on which the Company's Common Stock is then traded) for the 10 consecutive trading days preceding the record date for each such dividend, with such record date being the 14th day preceding the end of each calendar quarter.

Each share of Series E Convertible Preferred Stock shall be convertible into shares of the Company's Common Stock at any time after March 1, 2007. The number of shares to be issued on a conversion shall be based on 80% of the average closing price of the Common Stock of the Company; as reported on the NASDAQ OTC Bulletin Board (or such other market on which such stock is traded) for ten (!0) consecutive trading days preceding the date the Company received notice of such conversion. Subject to certain restrictions, the Series E 8% Convertible Preferred Stock shall automatically convert into shares of the Company's Common Stock upon any of the following events: (I) the sale by the Company of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Company is not the survivor; or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Company's common stock (including by way of merger, consolidation, or other similar action).

In the event of the liquidation, dissolution or winding up of the Company, the holders of Series E Convertible Preferred Stock shall have a liquidation preference over holders of common stock and shares junior to the Series E 8% Convertible Preferred Stock equal to $5.50 per share. Additionally, the Company shall not impose or allow any additional liens on it's existing fixed assets in excess of $1,000,000; provided that at such time as total gross proceeds from the offering equal or exceed $2,000,000, the Company shall satisfy such existing liens on its existing fixed assets and shall not impose or allow any additional liens on its existing fixed assets unless subordinated to the interest of the Series E 8% Convertible Preferred Stock, with such preference on the fixed assets equal to the fixed asset value, as determined in accordance with the United States Generally Accepted Accounting Principles ("GAAP"), of 150% of the stated value of the aggregate of the outstanding shares of Series E Convertible Preferred Stock except for fixed assets of the Company that were otherwise purchased pursuant to a security interest.

The Series E 8% Convertible Preferred Stock shall be redeemable, at the option of the Company, for cash in the amount of $5.50 per share of Series E Convertible Preferred Stock or for shares of the Company's Common Stock in accordance with the Conversion Rate, at any time after March 1, 2007, or in the event the closing sale price of the Company's Common Stock, as reported on the NASDAQ Over the Counter Bulletin Board (or such other market on which the Company's Common Stock is then traded), is greater than or equal to $7.00 after March 1, 2007 for any consecutive five trading days. In addition, the Series E 8% Convertible Preferred Stock shall be redeemable, at the option of the holder, at any time for shares of the Company's Common Stock in accordance with the Conversion Rate. At any time after March 1, 2007, at the option of the holder, the Series E 8% Convertible Preferred Stock shall be redeemable for cash in the amount of $5.10 per share of Series E Convertible Preferred Stock or for shares of the Company's Common Stock in accordance with the Conversion Rate. After such date, if redemption is for cash, shares will be redeemed at the rate of 1/10 of such aggregate shares per quarterly period for any 10 consecutive quarters commencing after March 1, 2007. Any redemption by either the Company or the holder shall be subject to 15 days written notice.

The Company warrants and agrees that if, at any time within the period commencing on the date of the final closing of the Offering and expiring on the 5 th anniversary of the date thereof, the Company should file a registration statement with the SEC under the Securities Act (other than in connection with a merger or other business combination transaction or pursuant to Form S-8), it will give written notice at least 30 calendar days prior to the filing of each such registration statement to the holders of the Series E 8% Convertible Preferred Stock and the holders of the shares of the Common Stock issued upon the conversion or redemption of the shares of Series E Convertible Preferred Stock, or their permitted assigns (Holders) of its intention to do so. If the Holders notify the Company within 30 calendar days after receipt of any such notice of its or their desire to include any such shares of Common Stock issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock in such proposed registration statement, the Company shall use its "best efforts" to have any such shares of Common Stock is issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock registered under such registration statement. Notwithstanding the foregoing, the Company shall have the right at any time after it shall have given written notice (irrespective of whether a written request for inclusion of any such securities shall have been made) to elect not to file any such proposed registration statement, or to withdraw the same after the filing but prior to the effective date thereof. If the managing underwriter of an offering to which the above "piggyback registration rights" apply, in good faith and for valid business reasons, objects to such rights, such objection shall preclude such inclusion. All expenses incurred by the Company in registration of the shares of Common Stock issued or issuable upon the conversion or redemption of The Series E 8% Convertible Preferred Stock, including with out limitation all registration and filing fees, listing fees, printing expenses, fees and disbursements of all independent accounts, or counsel for the Company and the expense of any special audits incident to or required by any such registration and the expenses of complying with the securities or blue sky laws of any jurisdiction shall be paid by the Company.

The Company has agreed to pay the Placement Agent a cash commission equal to 10% of the aggregate Purchase Price of the shares of Series E Convertible Preferred Stock sold by the Placement Agent in the Offering (Placement Agent Fee). The Company shall also pay the Placement Agent reasonable expenses associated with the Offering, which expenses shall not exceed $50,000 (Expense Allowance). In addition, the Company shall issue to the Placement Agent 500 warrants for each $50,000 of Series E Convertible Preferred Stock sold by the Placement Agent in the Offering (Placement Agent Warrants), each warrant entitling the holder to purchase 1 share of the Company's Common Stock at an exercise price of $0.90 per share exercisable at any time for a period of 3 years from date of issuance.

Upon completion of the Maximum Offering, the Company will receive net proceeds of approximately $900,000.00. The Company intends to use the net proceeds for potential acquisitions, working capital, general corporate purposes and repayment of outstanding debt.

The Company and the Placement Agent shall have discretion to increase the Maximum Offering to $2,000,000.00, without notice to investors..

As of June 30, 2006, the Company has sold 50,000 shares in a single transaction under this Private Placement Memorandum and has received the gross sales proceeds of $250,000 and has accrued a payable to the Placement Agent for the 10% (or $25,000) fee due on this transaction. The Company used the $250,000 in proceeds to support it's operations during the 2nd quarter of Calendar 2006 as shown on the accompanying statement of cash flows.


Item 3 - Defaults on Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

None


Item 6 - Exhibits

   Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------------




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            American Ammunition, Inc.

Dated: August 16, 2006             /s/ Andres F. Fernandez
       ---------------          ------------------------------------
                                                 Andres F. Fernandez
                                  President, Chief Executive Officer
                                Chief Financial Officer and Director