Form 10QSB/A
period 2006-03-31
AMERICAN AMMUNITION INC/FL
filed 2006-11-24
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  Form 10-QSB/A


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

                                 (305) 835-7400
                         ------------------------------
                           (Issuer's telephone number)


----------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [X]    NO [_]


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):    YES[_]   NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 21, 2006: 5,845,803


Transitional Small Business Disclosure Format (check one):   YES[_]   NO [X]

                            American Ammunition, Inc.

               Form 10-QSB/A for the Quarter ended March 31, 2006


                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       22

  Item 3   Controls and Procedures                                         27


Part II - Other Information

  Item 1   Legal Proceedings                                               27

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     27

  Item 3   Defaults Upon Senior Securities                                 30

  Item 4   Submission of Matters to a Vote of Security Holders             30

  Item 5   Other Information                                               30

  Item 6   Exhibits                                                        30


Signatures                                                                 30

                                     Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                  (RESTATED)
                                                                March 31, 2006  March 31, 2005
                                                                --------------  --------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $      289,712  $      377,922
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $12,463
     and $-0-, respectively                                            230,234         289,559
   Inventory                                                           425,337         857,552
   Prepaid expenses                                                     64,936          59,497
                                                                --------------  --------------

     Total Current Assets                                            1,010,219       1,584,530
                                                                --------------  --------------
Property and Equipment - at cost
   Manufacturing equipment                                           8,126,135       8,006,483
   Office furniture and fixtures                                        69,889          69,889
   Leasehold improvements                                              190,277         190,277
                                                                --------------  --------------

                                                                     8,386,301       8,266,649
   Accumulated depreciation                                         (5,608,472)     (4,990,261)
   Impairment of recoverability of carrying value                   (2,777,829)              -
                                                                --------------  --------------

     Net Property and Equipment                                              -       3,276,388
                                                                --------------  --------------
Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
       $78,112 and $22,974, respectively                               197,578         252,716
   Loan costs and fees, net of accumulated amortization
     of approximately $24,795 and $-0-, respectively                    40,455               -
   Deposits and other                                                   83,660          83,660
                                                                --------------  --------------

     Total other assets                                                321,693         336,376
                                                                --------------  --------------

TOTAL ASSETS                                                    $    1,331,912  $    5,197,294
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

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                  (RESTATED)
                                                                March 31, 2006  March 31, 2005
                                                                --------------  --------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                $      975,000  $            -
   Working capital advance                                             200,000               -
   Customer deposits                                                   188,020         440,906
   Accounts payable - trade                                          1,042,892         693,980
   Accrued salaries and wages                                          253,552         166,492
   Accrued interest payable                                             28,361          15,000
   Accrued dividends payable                                            39,780          29,509
                                                                --------------  --------------

     Total Current Liabilities                                       2,727,605       1,345,887

Long-Term Liabilities                                                        -               -
                                                                --------------  --------------

     Total Liabilities                                               2,727,605       1,345,887
                                                                --------------  --------------

Commitments and Contingencies

Convertible Debenture                                                  226,365         266,365
                                                                --------------  --------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C
     200,000 shares allocated to Series E                                2,040           2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     4,440,714 and 3,745,902 shares
       issued and outstanding, respectively                              4,441           3,746
   Additional paid-in capital                                       25,654,502      24,543,815
   Accumulated deficit                                             (27,108,041)    (20,789,529)
                                                                --------------  --------------
                                                                    (1,447,058)      3,760,042
   Stock subscription receivable                                      (175,000)       (175,000)
                                                                --------------  --------------
     Total Stockholders' Equity                                     (1,622,058)      3,585,042
                                                                --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    1,331,912  $    5,197,294
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

                                                                 (RESTATED)
                                                                Three months     Three months
                                                                   ended             ended
                                                                March 31, 2006  March 31, 2005
                                                                --------------  --------------

Revenues - net of returns and allowances                        $      710,111  $    1,170,317
                                                                --------------  --------------
Cost of Sales
   Materials, Direct Labor and other direct costs                    1,347,081       1,349,331
   Depreciation                                                         31,024         187,249
                                                                --------------  --------------
     Total Cost of Sales                                             1,378,105       1,536,580
                                                                --------------  --------------

Gross Profit                                                          (667,994)       (366,263)
                                                                --------------  --------------
Operating Expenses
   Research and development expenses                                         -           1,732
   Marketing and selling expenses                                       55,817          81,106
   Other operating expenses                                            374,908         319,561
   Bad debt expense                                                          -               -
   Interest expense                                                     37,245           6,520
   Depreciation expense                                                      -           1,317
   Amortization expense                                                 13,785          13,785
                                                                --------------  --------------
     Total Operating Expenses                                          481,755         424,021
                                                                --------------  --------------
Loss from Operations                                                (1,149,749)       (790,284)

Other Income (Expense)                                                  41,557           4,240
                                                                --------------  --------------

Loss before Income Taxes                                            (1,108,192)       (786,044)

Provision for Income Taxes                                                   -               -
                                                                --------------  --------------
Net Loss                                                            (1,108,192)       (786,044)

Other Comprehensive Income                                                   -               -
                                                                --------------  --------------

Comprehensive Loss                                              $   (1,108,192) $     (786,044)
                                                                ==============  ==============

Preferred Stock Dividends                                              (12,050)        (27,221)
                                                                --------------  --------------

Net Loss available to Common Shareholders                       $   (1,120,242) $     (813,265)
                                                                ==============  ==============

Loss per weighted-average share of common stock outstanding, computed on net  loss available to common shareholders -
   basic and fully diluted                                      $        (0.26) $        (0.22)
                                                                ==============  ==============

Weighted-average number of
   common shares outstanding                                         4,270,491       3,744,419
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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                 (RESTATED)
                                                                Three months     Three months
                                                                   ended             ended
                                                                March 31, 2006  March 31, 2005
                                                                --------------  --------------
Cash flows from operating activities
   Net loss for the period                                      $   (1,108,194) $     (786,045)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    58,295         202,351
       Expenses paid with common stock                                  18,325               -
       (Increase) Decrease in
         Accounts receivable                                           341,193         349,885
         Inventory                                                     134,753          54,872
         Prepaid expenses, deposits and other                           (8,147)           (651)
       Increase (Decrease) in
         Accounts payable - trade                                      196,275        (242,906)
         Other accrued expenses                                        (17,813)         30,522
                                                                --------------  --------------
     Net cash (used in) operating activities                          (385,313)       (391,972)
                                                                --------------  --------------

Cash flows from investing activities
   Purchase of property and equipment                                  (31,025)        (35,571)
                                                                --------------  --------------
     Net cash (used in) investing activities                           (31,025)        (35,571)
                                                                --------------  --------------

Cash flows from financing activities
   Cash received on working capital advance                             50,000               -
   Cash received from the sale of preferred stock                      250,000               -
   Cash paid to acquire capital                                        (25,000)              -
                                                                --------------  --------------
     Net cash provided by financing activities                         275,000               -
                                                                --------------  --------------

Increase (Decrease) in Cash                                           (141,338)       (427,543)

Cash at beginning of period                                            431,050         805,465
                                                                --------------  --------------

Cash at end of period                                           $      289,712  $      377,922
                                                                ==============  ==============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                               $        4,525  $        6,520
                                                                ==============  ==============
     Income taxes paid for the period                           $            -  $            -
                                                                ==============  ==============
Supplemental disclosure of non-cash investing
  and financing activities:
     Issuance of common stock to pay accrued interest           $       17,261  $            -
                                                                ==============  ==============



          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                             March 31, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions  for  Form  10-QSB/A,   are  unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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

     As of March 31, 2006 and 2005, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti- dilutive due to the Company's net operating loss position.

7.       Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note D - Correction of an Error

On November 17, 2006, in conjunction with the interim review of our consolidated financial statements as of and for the quarter ended September 30, 2006 and the associated analysis of various equity transactions entered into during the 3rd quarter of Calendar 2006, management discovered that certain 1st and 2nd quarter events were not properly recorded and were not brought to the attention of the Company's auditors for specific review and comment.

The errors discovered by management in the accounting for and recording various capital transactions are as follows: 1) the erroneous classification of proceeds from the sale of 50,000 shares of Series E 8% Convertible Preferred Stock, 2) the recognition and classification of placement fees related to the sale of 50,000 shares of Series E 8% Convertible Preferred Stock, 3) the payment of public relations fees directly to the vendor by the holder of the Company's Convertible Debentures which increased the working capital advances/prepaid warrant exercise and 4) the accrual of dividends payable on the Series E 8% Convertible Preferred Stock..

                                                                Three months      Six months
                                                                   ended            ended
                                                                March 31, 2006   June 30, 2006
                                                                --------------  --------------

Net Loss, as previously reported                                $     (833,192) $   (1,254,860)

Effect of the correction of an error
   Correction of erroneous classification of the receipt of
     $250,000 from sale of Series E 8% Preferred Stock                (250,000)       (250,000)
   Correction of misposting of payment of $25,000 for
     placement fees on sale of Series E 8% Preferred Stock              25,000          50,000
   Correction of omission of consulting fees paid
     on behalf of the Company by the Holder of the
     Company's Convertible Debentures                                  (50,000)        (50,000)
                                                                --------------  --------------
   Total effect of changes on Loss from Operations and Net Loss       (275,000)       (250,000)
                                                                --------------  --------------
Net Loss, as restated                                           $   (1,108,192) $   (1,504,860)
                                                                ==============  ==============
Net loss available to common stockholders,
     as previously reported                                     $     (844,967) $   (1,292,215)
Effect of the correction of an error
   Total effect as shown above                                        (275,000)       (250,000)
   Accrual of Series E 8% Preferred Stock dividends                       (275)         (6,137)
                                                                --------------  --------------
Net Loss available to common stockholders, as restated          $   (1,120,242) $   (1,548,352)
                                                                ==============  ==============
Earnings per share, as previously reported                      $        (0.20) $        (0.28)
Total effect of changes                                                  (0.06)          (0.06)
                                                                --------------  --------------
Earnings per share, as restated                                 $        (0.26) $        (0.34)
                                                                ==============  ==============

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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


Note F - Inventory

As of March 31, 2006 and 2005, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                           March 31,        March 31,
                                             2006             2005
                                           ---------        ---------

         Raw materials                     $ 359,157        $ 596,548
         Work in process                      58,717          177,862
         Finished goods                        7,463           83,142
                                           ---------        ---------

         Totals                            $ 425,337        $ 857,552
                                           =========        =========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                      March 31,   March 31,     Estimated
                                                       2006        2005         useful life
                                                    -----------  -----------    -----------
   Manufacturing equipment                          $ 8,126,135  $ 8,006,483     3-10 years
   Office furniture and fixtures                         69,889       69,889     3- 7 years
   Leasehold improvements                               190,277      190,277     8-20 years
                                                    -----------  -----------
                                                      8,386,301    8,266,649
   Accumulated depreciation                          (5,608,472)  (4,990,261)
   Impairment of recoverability of carrying value    (2,777,829)           -
                                                    -----------  -----------

   Net property and equipment                       $         -  $ 3,276,388
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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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

As of March 31, 2006, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                          Debenture     Warrant
                                        (in dollars)   (in shares)
                                        -----------    -----------
       Initial amount                   $   600,000      6,000,000
       2003 redemptions                    (208,635)    (2,086,350)
       2004 redemptions                    (125,000)    (1,250,000)
       2005 redemptions                     (40,000)      (400,000)
                                        -----------     ----------
       Balances outstanding
         at March 31, 2006              $   226,365      2,263,650
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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note H - Convertible Debenture - continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note I - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2006 and 2005, respectively:

                                                      March 31, 2006          March 31, 2005
                                                      --------------          --------------
                                                    # shares     value      # shares      value
                                                    --------   ---------    ---------   ---------
Series A Cumulative Convertible Preferred Stock       12,000   $   60,000      12,000   $  60,000
Series B Cumulative Convertible Preferred Stock       73,360      366,800      91,700     458,500
Series C Convertible Preferred Stock               1,905,882      324,000   1,905,882     324,000
Series E 8% Convertible Preferred Stock               50,000      250,000           -           -
                                                   ---------   ----------   ---------   ---------
                                                   2,041,242   $1,000,800   2,009,582   $ 842,500
                                                   =========   ==========   =========   =========

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note I - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note I - Preferred Stock Transactions - Continued

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

As of March 31, 2006, the Company has sold 50,000 shares in a single transaction under this Private Placement Memorandum and has received the gross sales proceeds of $250,000 and has paid $25,000 (10%) to the Placement Agent for the fee due on this transaction.


Note J - Common Stock Transactions

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note J - Common Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note K - Rental Commitments

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

The Company's subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long- term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $20,752 and $16,622, respectively, for each of the years ended December 31, 2005 and 2004

In May 2004, the Company entered into a long-term lease agreement for a warehouse facility adjacent to the Company's primary office and manufacturing facility. This lease is for a period of two (2) years and requires payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. This lease expires on May 31, 2006. Further, the Company is responsible for any incremental real estate taxes and property insurance in excess of the amounts incurred by the landlord for the calendar year immediately preceding the execution of the lease.

Future minimum rental payments on the above leases are as follows:

                    Year ended
                    December 31,          Amount
                                          ----------
                    2006                  $  117,244
                    2007                      72,643
                    2008                      68,815
                    2007                      68,815
                                          ----------
                    Totals                $  327,517
                                          ==========

For the respective years ended December 31, 2005 and 2004, the Company paid an aggregate of $158,947 and $131,804 in rent under these three lease agreements.

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note L - Income Taxes

The components of income tax (benefit) expense for the three month periods ended March 31, 2006 and 2005, respectively, are as follows:

                                           Three months     Three months
                                               ended           ended
                                             March 31,       March 31,
                                               2006             2005
                                           ------------     ------------
       Federal:
         Current                             $     -           $    -
         Deferred                                  -                -
                                             -------           ------
                                                   -                -
                                             -------           ------
       State:
         Current                                   -                -
         Deferred                                  -                -
                                             -------           ------
                                                   -                -
                                             -------           ------
         Total                               $     -           $    -
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

The Company's income tax expense (benefit) for the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                         ended         ended
                                                       March 31,     March 31,
                                                         2006           2005
                                                     ------------   ------------
Statutory rate applied to loss before income taxes   $   (377,000)  $  (267,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      377,000       267,000
                                                     ------------   -----------
       Income tax expense                            $          -   $         -
                                                     ============   ===========

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                                 Year ended        Year ended
                                                December 31,      December 31,
                                                    2005              2004
                                                ------------      ------------
     Deferred tax assets - long-term
       Net operating loss carryforwards         $  4,080,000      $  2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences           (525,000)         (690,000)
                                                ------------      ------------
                                                   3,555,000         1,979,000
     Less valuation allowance                     (3,555,000)       (1,979,000)
                                                ------------      ------------
       Net Deferred Tax Asset                   $          -      $          -
                                                ============      ============

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



Note L - Income Taxes - Continued

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,576,000 and $(671,000).


Note M - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively.

                              Quarter ended     Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31,          June 30,      September 30,  December 31,    December 31,
Calendar 2006
   Revenues - net              $    710,111
   Gross profit                $   (667,994)
   Net earnings after
     provision for
     income taxes              $ (1,108,192)
   Basic and fully diluted
     earnings per share        $      (0.26)
   Weighted average
     number of shares
     issued and outstanding       4,270,491

Calendar 2005
   Revenues - net              $  1,170,317       $   684,693     $   378,326   $  1,010,297    $  3,243,633
   Gross profit                $   (366,263)      $  (676,300)    $  (757,023)  $    451,009    $ (1,348,577)
   Net earnings after
     provision for
     income taxes              $   (786,044)      $(1,155,474)    $(1,118,089)  $ (2,882,062)   $ (5,941,669)
   Basic and fully diluted
     earnings per share        $      (0.21)      $     (0.32)    $     (0.29)  $      (0.70)   $      (1.52)
   Weighted average
     number of shares
     issued and outstanding       3,742,585         3,557,402       3,812,069      4,126,366       3,907,499

Calendar 2004
   Revenues - net              $    281,507       $   568,785     $   861,988   $  1,535,088    $  3,247,368
   Gross profit                $   (423,626)      $  (676,300)    $   377,181   $   (650,553)   $ (1,373,298)
   Net earnings after
     provision for
     income taxes              $ (1,188,358)      $(1,155,307)    $     9,552   $   (983,960)   $ (3,318,073)
   Basic and fully diluted
     earnings per share        $      (0.35)      $     (0.32)    $      0.00   $      (0.26)   $      (0.92)
   Weighted average
     number of shares
     issued and outstanding       3,388,458         3,557,402       3,683,671      3,730,807        3,590,725

Item 2 - Management's Discussion and Analysis or Plan of Operation

Caution Regarding Forward-Looking Information

     Certain statements contained in this Registration Statement including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward- looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     Given these uncertainties, readers of this Quarterly Report on Form 10-QSB/A and investors in our equity securities are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

For the three month periods ended March 31, 2006 and 2005, we generated a negative gross profit of approximately $(668,000), or (97.8%), and approximately $(366,000), or (31.3%).

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

     Other general and administrative expenses increased nominally from approximately $375,000 for the three months ended March 31, 2006 as compared to approximately $320,000 for the three months ended March 31, 2005. Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy.

     We recognized a net loss of approximately $(1,108,000) and $(786,000) for the respective three month periods ended March 31, 2006 and 2005, respectively, or $(0.23) and $(0.22) per share. We wish to note that the loss per share includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

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

     We have used cash in operating activities of approximately $(385,000) and $(392,000) during the quarters ended March 31, 2006 and 2005, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce. Additionally, LaJolla Cove Investors, the holder of our mandatorily convertible debenture and related warrant, is in default on their agreement to provide us with additional working capital. Management is diligently undertaking various steps to assure that the Company can be self-supporting.

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

     As of March 31, 2006, the outstanding balance on the convertible  debenture
is  approximately   $226,365  and  we  have  approximately   2,263,650  warrants
outstanding. A recap of the debenture activity is as follows:

                                           Debenture         Warrant
                                         (in dollars)      (in shares)
                                         ------------      -----------
                      Initial amount     $    600,000        6,000,000
                     2003 redemptions        (208,635)      (2,086,350)
                     2004 redemptions        (125,000)      (1,250,000)
                     2005 redemptions         (40,000)        (400,000)
                                         ------------      -----------
      Balances outstanding
                     at March 31, 2006   $    226,365        2,263,650
                                         ============      ===========

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



                          Part II - Other Information


Item 1 - Legal Proceedings

     The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.


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

     On March 27,2006, the Company has sold 50,000 shares in a single transaction under this Private Placement Memorandum and has received the gross sales proceeds of $250,000 and has paid $25,000 to the Placement Agent for the 10% fee due on this transaction. The Company used the $250,000 in proceeds to support it's operations during the 1st quarter of Calendar 2006 as shown on the accompanying statement of cash flows.


Item 3 - Defaults on Senior Securities

     None


Item 4 - Submission of Matters to a Vote of Security Holders

     None


Item 5 - Other Information

     None


Item 6 - Exhibits

   Exhibits

31.1        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Ammunition, Inc.

Date: November 21, 2006                       By:    /s/ Andres F. Fernandez
      -----------------                           -----------------------------
                                                  Andres F. Fernandez
                                                  Chief Executive Officer and
                                                  Chief Financial Officer