Form 10QSB/A
period 2006-06-30
AMERICAN AMMUNITION INC/FL
filed 2006-11-24
CIK 1123648

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


                                Table of Contents



Part I - Financial Information

  Item 1   Financial Statements

  Item 2   Management's Discussion and Analysis or Plan of Operation

  Item 3   Controls and Procedures


Part II - Other Information

  Item 1   Legal Proceedings

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3   Defaults Upon Senior Securities

  Item 4   Submission of Matters to a Vote of Security Holders

  Item 5   Other Information

  Item 6   Exhibits


Signatures

                                     Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005
                                   (Unaudited)

                                                                  (RESTATED)
                                                                 June 30, 2006   June 30, 2005
                                                                --------------  --------------
         ASSETS
Current Assets
   Cash on hand and in bank                                     $      250,413  $      486,609
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $10,000 and
       $-0-, respectively                                              241,954         192,855
   Inventory                                                           426,676         548,616
   Prepaid expenses                                                     55,324          56,382
                                                                --------------  --------------
     Total Current Assets                                              974,367       1,284,462
                                                                --------------  --------------

Property and Equipment - at cost                                             -       3,142,838
                                                                --------------  --------------

Other Assets                                                           294,424         322,591
                                                                --------------  --------------

TOTAL ASSETS                                                    $    1,268,791  $    4,749,891
                                                                ==============  ==============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Notes payable to stockholders                                $    1,075,000  $      150,000
   Working capital advance                                             200,000               -
   Customer deposits                                                   188,020         440,906
   Accounts payable - trade                                            804,847         736,255
   Accrued salaries and wages                                          337,648         173,492
   Accrued interest payable                                             30,162          15,000
   Accrued dividends payable                                            71,221          33,949
                                                                --------------  --------------
     Total Current Liabilities                                       2,706,898       1,549,602
                                                                --------------  --------------

Commitments and Contingencies

Convertible Debenture                                                  226,365         241,365
                                                                --------------  --------------

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized. 2,072,902 and
     2,009,582 shares and outstanding, respectively                      2,072           2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     5,122,931 and 3,795,365 shares issued and outstanding               5,123           3,795
   Additional paid-in capital                                       26,039,482      25,018,438
   Accumulated deficit                                             (27,536,149)    (22,026,926)
                                                                --------------  --------------
                                                                    (1,489,472)      2,997,317
   Stock subscription receivable                                      (175,000)        (38,393)
                                                                 -------------- --------------
     Total Stockholders' Equity (Deficit)                           (1,664,472)      2,958,924
                                                                --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    1,268,791  $    4,749,891
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


                                              (RESTATED)        (RESTATED)
                                              Six months        Six months       Three months   Three months
                                                 ended             ended             ended         ended
                                             June 30, 2006     June 30, 2005    June 30, 2006   June 30, 2005
                                             ----------------------------------------------------------------
Revenues                                        $1,379,497       $1,855,010        $669,386      $  684,693
                                             ----------------------------------------------------------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                     2,012,170        2,502,842         665,089       1,153,511
   Depreciation                                     31,024          382,311               -         195,062
                                             ----------------------------------------------------------------
      Total Cost of Sales                        2,043,194        2,885,153         665,089       1,348,573
                                             ----------------------------------------------------------------

Gross Profit                                      (663,697)      (1,030,143)          4,297         (676,300)
                                             ----------------------------------------------------------------

Operating Expenses
   Research and development expenses                     -            1,611               -            6,474
   Selling and marketing expenses                   74,075          111,752          18,258          130,875
   Other operating expenses                        852,390          832,023         477,482          339,425
   Interest expense                                 76,621           10,131          39,376              507
   Depreciation and amortization                    27,569           30,203          13,784            1,893
                                             ----------------------------------------------------------------
      Total Operating Expenses                   1,030,655          985,920         548,900          479,174
                                             ----------------------------------------------------------------

Loss from Operations                           (1,694,352)       (2,016,063)       (544,603)       (1,155,474)

Other Income (Expense)
   Interest and other income                      189,492             6,232         147,935               167
                                             ----------------------------------------------------------------

Income (Loss) before Income Taxes              (1,504,860)       (2,009,831)       (396,668)       (1,155,307)

Provision for Income Taxes                              -                 -               -                 -
                                             ----------------------------------------------------------------

Net Income (Loss)                              (1,504,860)       (2,009,831)       (396,668)       (1,155,307)

Other Comprehensive Income                              -                 -               -                 -
                                             ----------------------------------------------------------------

Comprehensive Income (Loss)                   $(1,504,860)      $(2,009,831)      $(396,668)      $(1,155,307)
                                              ================================================================

Preferred Stock Dividends                          (43,492)          (27,221)      (31,440)           (13,610)
                                             ----------------------------------------------------------------

Net Loss available to
   Common Shareholders                         $(1,548,352)      $(2,037,052)    $(428,108)       $(1,168,917)
                                              ================================================================

Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                     $(0.34)           $(0.59)           $(0.09)           $(0.33)
                                              ================================================================

Weighted-average number of
   common shares outstanding                   4,537,640         3,472,930         4,797,286         3,557,402
                                              ================================================================


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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005

                                   (Unaudited)

                                                                                 (RESTATED)
                                                                                 Six months        Six months
                                                                                    ended             ended
                                                                                June 30, 2006    June 30, 2005
                                                                                -------------    -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (1,504,860)   $  (2,009,831)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   85,563          412,514
       Bad debt expense                                                                14,153                -
       Operating expenses paid with common stock                                       20,186                -
       Consulting expense related to common stock sales
         at less than "fair value"                                                    139,373          200,502
       (Increase) Decrease in
         Accounts receivable                                                          315,320          446,589
         Inventory                                                                    133,414          363,808
         Prepaid expenses, deposits and other                                           1,465            2,464
       Increase (Decrease) in
         Accounts payable - trade                                                     (41,770)        (250,630)
         Other accrued expenses                                                        91,719           37,522
         Accrued interest payable                                                      40,494                -
         Customer deposits                                                            (44,670)               -
                                                                                -------------    -------------
Net cash used in operating activities                                                (749,613)        (797,062)
                                                                                -------------    -------------

Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)         (98,400)
                                                                                -------------    -------------
Net cash used in investing activities                                                 (31,024)         (98,400)
                                                                                -------------    -------------

Cash flows from financing activities
   Cash advanced on loans from stockholders                                           100,000          150,000
   Cash received on working capital advance                                            50,000                -
   Cash received from the sale of preferred stock                                     500,000                -
   Cash received from sale of common stock                                                  -          436,606
   Cash paid to acquire capital                                                       (50,000)         (10,000)
                                                                                -------------    -------------
Net cash provided by financing activities                                             600,000          576,606
                                                                                -------------    -------------

Increase (Decrease) in Cash                                                          (180,637)        (318,856)
Cash at beginning of year                                                             431,050          805,465
                                                                                -------------    -------------

Cash at end of period                                                           $     250,413    $     486,609
                                                                                =============    =============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       9,157    $      10,131
                                                                                =============    =============
     Income taxes paid for the period                                           $           -    $           -
                                                                                =============    =============

Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and/or accrued interest payable
       into common stock                                                        $      36,720    $      25,000
                                                                                =============    =============
     Common stock issued in payment for costs of raising capital                $           -    $           -
                                                                                =============    =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $           -    $       9,171


          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                             June 30, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

6.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Inventory

As of June 30, 2006 and 2005, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                         June 30,       June 30,
                                           2006           2005
                                         ---------      ---------
         Raw materials                   $ 398,511      $ 339,605
         Work in process                    19,313        125,533
         Finished goods                      8,852         83,478
                                         ---------      ---------
         Totals                          $ 426,676      $ 548,616
                                         =========      =========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                     June 30,      June 30,     Estimated
                                                       2006          2005       useful life
                                                    -----------  -----------    -----------
   Manufacturing equipment                          $ 7,939,335  $ 8,083,624    3-10 years
   Office furniture and fixtures                         69,889       55,577    3- 7 years
   Leasehold improvements                               190,277      190,277    8-20 years
                                                    -----------  ----------
                                                      8,199,501   8,329,478
   Accumulated depreciation                          (5,575,782) (5,186,640)
   Impairment of recoverability of carrying value    (2,623,719)          -
                                                    -----------  ----------

   Net property and equipment                       $         -  $ 3,142,838
                                                    ===========  ===========

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



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

As of June 30, 2006, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                        Debenture       Warrant
                                      (in dollars)      (in shares)
                                      -----------       -----------
       Initial amount                 $   600,000         6,000,000
       2003 redemptions                  (208,635)       (2,086,350)
       2004 redemptions                  (125,000)       (1,250,000)
       2005 redemptions                   (40,000)         (400,000)
                                      -----------        ----------
       Balances outstanding
         at June 30, 2006             $   226,365         2,263,650
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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



Note I - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2006 and 2005, respectively:

                                                       June 30, 2006           June 30, 2005
                                                      --------------          --------------
                                                    # shares     value      # shares      value
                                                   ----------  ---------    ---------   ---------
Series A Cumulative Convertible Preferred Stock        12,000  $   60,000      12,000   $  60,000
Series B Cumulative Convertible Preferred Stock        55,020     275,100      91,700     458,500
Series C Convertible Preferred Stock                1,905,882     324,000   1,905,882     324,000
Series E 8% Convertible Preferred Stock               100,000     500,000           -           -
                                                    ---------  ----------   ---------   ---------

                                                    2,072,902  $1,159,100   2,009,582   $ 842,500
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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



Note I - Preferred Stock Transactions - Continued

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

Series C Convertible Preferred Stock

In November 2004, the Company sold 1,905,882 shares of Series C Convertible Preferred Stock to an existing stockholder and officer of the Company in a private transaction pursuant to Section (4)2 of the Securities Act of 1933 for gross proceeds of approximately $324,000. No underwriter was used in conjunction with this transaction.

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



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

As of June 30, 2006, the Company has sold 100,000 shares in a two separate transactions under this Private Placement Memorandum and has received the gross sales proceeds of $500,000 and has paid an aggregate of $50,000 to the Placement Agent for the 10% fees due on these transactions.


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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note J - Common Stock Transactions

Calendar 2005 Transactions - continued

In August, November and December 2005, respectfully, the Company issued an aggregate 37,500 shares of restricted, unregistered common stock to an existing stockholder as payment of various fees and costs associated with the funding of approximately $875,000 short-term working capital loans to the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

In February 2006, the Company issued approximately 226,065 shares of restricted, unregistered common stock, valued at approximately $18,325, to an existing stockholder as for payment of accrued interest associated with approximately $875,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "compensation expense related to the issuance of common stock at less than "fair value" in the amount of approximately $70,080 on this transaction.

In May 2006, the Company issued approximately 266,511 shares of restricted, unregistered common stock, valued at approximately $21,054, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "compensation expense related to the issuance of common stock at less than "fair value" in the amount of approximately $69,293 on this transaction.


Note K - Rental Commitments

The Company leases its corporate office and manufacturing facility from its controlling stockholder under a long-term operating lease agreement. The lease requires a monthly payment of approximately $5,735, including applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on December 1, 2009 and contains a clause that upon expiration, the Company and the controlling stockholder shall renegotiate the annual rental amount.

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note K - Rental Commitments - Continued

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


Note L - Income Taxes

The components of income tax (benefit) expense for the six month periods ended June 30, 2006 and 2005, respectively, are as follows:

                                            Six months        Six months
                                              ended             ended
                                             June 30,          June 30,
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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note L - Income Taxes - continued

The Company's income tax expense (benefit) for the six month periods ended June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Six months    Six months
                                                          ended         ended
                                                        June 30,      June 30,
                                                          2006          2005
                                                       -------------------------

Statutory rate applied to loss before income taxes     $ (520,000)   $ (683,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      520,000       683,000
                                                       ----------    ----------

       Income tax expense                              $        -    $        -
                                                       ==========    ==========

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                                Year ended      Year ended
                                               December 31,     December 31,
                                                   2005            2004
                                               ------------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards        $  4,080,000     $ 2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences          (525,000)       (690,000)
                                               ------------     -----------
                                                  3,555,000       1,979,000
     Less valuation allowance                    (3,555,000)     (1,979,000)
                                               ------------     -----------

       Net Deferred Tax Asset                  $          -     $         -
                                               ============     ===========

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,576,000 and $(671,000).


Note M - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

                              Quarter ended     Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31,          June 30,      September 30,  December 31,    December 31,
Calendar 2006
   Revenues - net              $    710,111       $  669,386
   Gross profit                $   (667,994)      $    4,297
   Net earnings after
     provision for
     income taxes              $ (1,108,192)      $ (396,668)
   Basic and fully diluted
     earnings per share        $      (0.26)      $    (0.09)
   Weighted average
     number of shares
     issued and outstanding       4,270,491        4,797,286

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note M - Selected Financial Data (Unaudited) - Continued

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

During the six months ended June 30, 2006, we experienced aggregate net revenues of approximately $1,379,000 ($669,000 in the current quarter), as compared to approximately $1,855,000 during the first six months of Calendar 2005. The decline in sales was attributable to our curtailing of production during January 2006 to improve the operating efficiency of our manufacturing equipment and better automate select machines so we can rely upon lower labor requirements in future periods.

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

We experienced costs of goods sold of approximately $2,043,000 for the six months ended June 30, 2006 as compared to approximately $2,885,000 for the first six months of Calendar 2005. Through June 30, 2006, and subsequent thereto, we continue to experience negative trends with relation to our calculated standard production costs for material and labor due to excess labor capacity due to anticipated governmental orders which did not materialize as management was led to believe from the various U. S. Governmental agencies contracting officers. Management remains of the opinion that the production labor force is stable and able to maintain a constant standard of quality in future periods. We experience variable costs in the area of material consumption and direct labor. In the second quarter of 2006, management took drastic steps to reduce excess labor capacity through the elimination of the 2nd shift, which was never able to reach full utilization. This action is not expected to have any adverse impact on our ability to meet our existing and future product demands.

For the six month periods ended June 30, 2006 and 2005, we generated a positive (negative) gross profit of approximately $4,300, or (0.64%), and approximately $(1,030,000), or (55.53%).

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

Other general and administrative expenses increased nominally from approximately $595,000 for the six months ended June 30, 2006 as compared to approximately $713,000 for the six months ended June 30, 2006. Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy. We also incurred non-cash charges to operations for the difference between the selling price of our common stock on certain transactions during both Calendar 2006 and 2005 and the fair value of the securities sold as determined by the quoted closing price of our common stock on the date(s) of each respective transaction. Through June 30, 2006 and 2005, respectively, we charged approximately $139,000 and $201,000 to operations for this differential.

We recognized a net loss of approximately $(1,505,000) and $(2,010,000) for the respective six month periods ended June 30, 2006 and 2005, respectively, or $(0.32) and $(0.58) per share. We call to the reader's attention that the loss per share calculation for the six months ended June 30, 2005 includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

As of June 30, 2006, December 31, 2005 and June 30, 2005, respectively, we had working capital of approximately $(1,733,000), $(885,000) and $(265,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $1,075,000 in short-term notes payable to existing stockholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at June 30, 2006 and December 31, 2005.

We have used cash in operating activities of approximately $(500,000) and $(797,000) during the six month periods ended June 30, 2006 and 2005, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce. Additionally, LaJolla Cove Investors, the holder of our mandatorily convertible debenture and related warrant, is in default on their agreement to provide us with additional working capital. On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent. As of June 30, 2006, the Company has sold an aggregate of 100,000 shares for gross proceeds of $500,000 in two separate transactions pursuant to this Private Placement Memorandum. Management continues to undertake all prudent measures to assure that the Company can be self-supporting.

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

As of June 30, 2006, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                      Debenture         Warrant
                                    (in dollars)      (in shares)
                                    ------------      -----------

                 Initial amount       $600,000         6,000,000
                2003 redemptions      (208,635)       (2,086,350)
                2004 redemptions      (125,000)       (1,250,000)
                2005 redemptions       (40,000)         (400,000)
                                     ---------        ----------

              Balances outstanding
                at June 30, 2006      $226,365        2,263,650
                                       =======        =========

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

In May 2006, the Company issued approximately 266,511 shares of restricted, unregistered common stock, valued at approximately $21,054, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "compensation expense related to the issuance of common stock at less than "fair value" in the amount of approximately $69,293 on this transaction

   Series E 8% Convertible Preferred Stock

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

The Company and the Placement Agent shall have discretion to increase the Maximum Offering to $2,000,000.00, without notice to investors.

On June 15, 2006, the Company has sold an additional 50,000 shares in a separate transaction under this Private Placement Memorandum and has received additional gross sales proceeds of $250,000 and paid $25,000 to the Placement Agent for the 10% fee due on this transaction. The Company used the $250,000 in proceeds to support it's operations during the 2nd quarter of Calendar 2006 as shown on the accompanying statement of cash flows.


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