Form 10QSB
period 2006-09-30
AMERICAN AMMUNITION INC/FL
filed 2006-11-24
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  Form 10-QSB


(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: September 30, 2006

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

                            American Ammunition, Inc.

              Form 10-QSB for the Quarter ended September 30, 2006

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

  Item 1   Legal Proceedings

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3   Defaults Upon Senior Securities

  Item 4   Submission of Matters to a Vote of Security Holders

  Item 5   Other Information

  Item 6   Exhibits


Signatures

                                     Part I
Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)
                                                                                September 30,   September 30,
                                                                                    2006               2005
                                                                                -------------   --------------
       ASSETS
Current Assets
   Cash on hand and in bank                                                     $     127,986     $    107,972
   Accounts receivable - trade, net allowance for
     doubtful accounts of $12,463 and $-0-, respectively                              141,844          105,773
   Inventory                                                                          404,457           566,870
   Prepaid expenses                                                                    71,362            61,684
                                                                                -------------     -------------
     Total Current Assets                                                             745,649           842,299
                                                                                -------------     -------------

Property and Equipment - at cost or contributed value                                       -         2,993,031
                                                                                -------------     -------------

Other Assets
   Restricted cash                                                                    700,000                 -
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $105,681 and $50,543, respectively                                               170,009           225,147
   Loan costs, net of accumulated amortization
     of approximately $51,765 and $2,620, respectively                                 13,485            21,380
   Deposits and other                                                                  77,860            83,660
                                                                                -------------     -------------
     Total Other Assets                                                               961,354           330,187
                                                                                -------------     -------------

TOTAL ASSETS                                                                    $   1,717,003     $   4,135,517
                                                                                =============     =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Loans payable to stockholders                                                $   1,075,000     $           -
   Customer deposits                                                                  232,690           201,890
   Accounts payable - trade                                                           725,787           957,487
   Other accrued liabilities                                                          495,001           186,792
                                                                                -------------     -------------
     Total Current Liabilities                                                      2,528,478         1,346,169

Long-Term Liabilities
     Loans payable to stockholders                                                          -           650,000
                                                                                -------------     -------------
     Total Liabilities                                                              2,528,478         1,996,169
                                                                                -------------     -------------
Commitments and Contingencies
Convertible Debenture                                                               2,150,000           266,365
                                                                                -------------     -------------
Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     2,022,902 and 3,833,205 shares issued and outstanding                              2,023             2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
,    5,495,803 and 4,108,324 shares issued and outstanding                              5,496             4,108
   Additional paid-in capital                                                      25,758,828        25,084,467
 Accumulated deficit                                                              (28,737,622)      (13,154,209)
                                                                                -------------     -------------
                                                                                   (2,971,475)        1,936,376
   Stock subscription receivable                                                            -           (38,393)
                                                                                -------------     -------------
   Total Shareholders' Equity                                                      (2,971,475)        1,897,983
                                                                                -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   1,717,003     $   4,135,517
                                                                                =============     =============

          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2006 and 2005
                                   (Unaudited)

                                              Nine months       Nine months     Three months    Three months
                                                 ended             ended             ended          ended
                                             September 30,      September 30,   September 30,   September 30,
                                                 2006              2005              2006              2005
                                          -------------------------------------------------------------------
Revenues                                     $   1,685,302      $   2,233,336   $     305,805   $     378,326
                                          -------------------------------------------------------------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                     2,707,237          3,447,036         695,067         944,194
   Depreciation                                     31,024            573,466               -         191,155
                                          -------------------------------------------------------------------
      Total Cost of Sales                        2,738,261          4,020,502         695,067       1,135,349
                                          -------------------------------------------------------------------

Gross Profit                                    (1,052,959)       (1,787,166)        (389,262)      (757,023)
                                          -------------------------------------------------------------------

Operating Expenses
   Research and development expenses                     -             2,615                -             804
   Marketing and promotion expenses                 94,266            161,502          20,191          49,750
   Other operating expenses                      1,188,357          1,108,423         335,967         278,902
   Bad debt expense                                      -                  -               -               -
   Interest expense                                117,486             26,639          40,865          16,508
   Depreciation and amortization                    41,354             45,305          13,785          15,102
                                          -------------------------------------------------------------------
      Total Operating Expenses                   1,441,463          1,344,484         410,808         361,066
                                          -------------------------------------------------------------------

Loss from Operations                            (2,494,422)        (3,131,650)       (800,070)     (1,118,089)

Other Income (Expense)
   Interest and other income                       189,897              8,146             405           1,914
   Prepayment penalty on early
      redemption of Series E 8%
      Convertible Preferred Stock                  (25,000)                 -         (25,000)              -
   Settlement fees on restructuring
      of convertible debentures                   (354,450)                 -        (354,450)              -
                                          -------------------------------------------------------------------

Loss before Income Taxes                        (2,683,975)        (3,131,650)     (1,179,115)     (1,116,175)

Provision for Income Taxes                               -                  -               -               -
                                          -------------------------------------------------------------------

Net Loss                                        (2,683,975)        (3,131,650)     (1,179,115)     (1,116,175)

Other Comprehensive Income                               -                 -                 -              -
                                          -------------------------------------------------------------------

Comprehensive Loss                          $   (2,683,975)     $ (3,131,650)    $  (1,179,115)   $(1,116,175)
                                          ===================================================================

Net Loss                                    $    (2,683,975)    $ (3,131,650)    $  (1,179,115)   $(1,116,175)

Preferred Stock dividends                           (66,050)         (40,830)          (22,558)       (13,610)
                                          -------------------------------------------------------------------

Net Loss available to
   Common Shareholders                      $    (2,750,025)    $ (3,172,480)    $  (1,201,673)   $(1,129,785)
                                          ===================================================================

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted    $         (0.58)    $      (0.83)   $        (0.23)   $     (0.28)
                                          ===================================================================
Weighted-average number of
   common shares outstanding                      4,760,317        3,833,205         5,199,890      4,005,024
                                          ===================================================================

          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005

                                   (Unaudited)

                                                                                 Nine months    Nine months
                                                                                    ended          ended
                                                                                September 30,   September 30,
                                                                                    2006              2005
                                                                                -------------   -------------

Cash flows from operating activities
   Net loss for the period                                                      $  (2,683,975)  $  (3,123,504)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                  112,834         621,390
       Consulting expense  related to common stock
         issuances at less than "fair value"                                          259,789         198,000
       Common stock issued for fees and services                                       30,288          17,333
       Prepayment penalty on early redemption of
         Series E 8% Convertible Preferred Stock                                       25,000               -
       Settlement fees on restructuring of convertible debentures                     354,450               -
       (Increase) Decrease in
         Accounts receivable                                                          429,583         533,671
         Inventory                                                                    155,633         345,554
         Prepaid expenses, deposits and other                                          (8,773)         (2,838)
       Increase (Decrease) in
         Accounts payable - trade                                                    (120,830)        (29,398)
         Other accrued expenses                                                       198,961          15,773
         Customer deposits                                                                  -        (239,016)
                                                                                -------------   -------------
Net cash used in operating activities                                              (1,247,040)     (1,663,035)
                                                                                -------------   -------------

Cash flows from investing activities
   Increase in restricted cash                                                       (700,000)             -
   Purchse of property and equipment                                                  (31,024)       (111,065)
                                                                                -------------   -------------
Net cash used in investing activities                                                (731,024)       (111,065)
                                                                                -------------   -------------
Cash flows from financing activities
   Cash received on new convertible debenture                                       2,150,000               -
   Cash received from loans payable to stockholders                                   100,000         650,000
   Funding of working capital advance                                                  50,000               -
   Cash received on sale of preferred stock                                           500,000               -
   Cash received on sale of common stock                                                    -         436,607
   Cash paid to retire convertible debenture,
     refund working capital advances and pay settlement fees                         (585,000)              -
   Cash paid to obtain capital                                                       (265,000)       (10,000)
   Cash paid to retire preferred stock,
     including $25,000 prepayment penalty                                            (275,000)              -
                                                                                -------------   -------------
Net cash provided by financing activities                                           1,675,000       1,076,607
                                                                                -------------   -------------

Increase (Decrease) in Cash                                                          (303,064)       (697,493)

Cash at beginning of year                                                             431,050         805,465
                                                                                -------------   -------------

Cash at end of year                                                             $     127,986   $     107,972
                                                                                =============   =============

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                               $      15,342   $      10,753
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============

Supplemental disclosure of non-cash investing and financing activities
     Common stock issued for payment of loan costs                              $           -   $      24,000
                                                                                =============   =============


          The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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

5.   Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of  September  30,  2006 and 2005,  the  deferred  tax asset  related  to the
Company's  net  operating  loss   carryforward  is  fully  reserved.   If  these
carryforwards are not utilized, they will begin to expire at the end of 2005.

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

As of September 30, 2006 and 2005, and subsequent thereto, the Company had no options outstanding. The outstanding warrants and convertible preferred stock and mandatorily convertible debentures are anti-dilutive due to the Company's net operating loss position.

7.   Advertising costs

The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



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

During the period ended September 30, 2006 and the periods subsequent thereto, respectively, the various operating companies maintained deposits in this financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses through September 30, 2006,and subsequent thereto, as a result of any of these unsecured situations.


Note F - Inventory

As of September 30, 2006 and 2005, inventory consisted of the following components:

                                         September 30September 30,
                                             2006              2005
                                        ---------------  ----------------
         Raw materials                   $  366,725          $ 434,305
         Work in process                     30,268            122,561
         Finished goods                       7,464             10,004
                                         ----------         ----------
         Totals                          $  404,457          $ 566,870
                                         ==========          =========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                  September 30,  September 30,   Estimated
                                                      2006            2005       useful life
                                                  -------------------------------------------
   Manufacturing equipment                         $  7,944,673  $   8,096,289  3-10 years
   Office furniture and fixtures                         69,889         55,577  3- 7 years
   Leasehold improvements                               184,939        190,277  8-20 years
                                                  ----------------------------------------
                                                      8,199,501      8,342,143
   Accumulated depreciation                          (5,575,782)    (5,379,112)
   Impairment of recoverability of carrying value    (2,623,719)             -
                                                  ----------------------------
   Net property and equipment                       $         -  $  3,963,031
                                                  ===========================

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note G - Property and Equipment - Continued

Total  depreciation  expense  charged to  operations  for the nine months  ended
September   30,  2006  and  2005  was   approximately   $31,024  and   $577,417,
respectively.

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


Note H - Loans from Shareholders

Fourteen and Four separate  notes payable to three  separate stockholders.  Interest at 8.0%, payable monthly.  Principal due at maturity on December 31, 2006. Shareholder/lender has the option to convert the principal amount into common stock of the  Company  at the  lesser of  66-2/3%  of the  average closing bid and ask price on the date of conversion or $0.07
per share. Each note is unsecured.                 $1,075,000          $650,000
                                                    =========           =======


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

As of September 30, 2006, the outstanding balance on the La Jolla convertible debenture has been retired. A recap of the debenture activity is as follows:

                                                       Debenture    Warrant
                                                     (in dollars) (in shares)
                                                     -------------------------

   Initial amount                                     $  600,000    6,000,000
   2003 redemptions                                     (208,635)  (2,086,350)
   2004 redemptions                                     (125,000)  (1,250,000)
   2005 redemptions                                      (40,000)    (400,000)
   2006 retirement                                      (226,365)  (2,263,650)
                                                      ----------   ----------
   Balances outstanding at September 30, 2006         $        -            -
                                                      ==========  ===========

In addition to retiring the debenture, the Company repaid $200,000 in prepaid warrant exercises and approximately $158,635 in negotiated prepayment and penalty fees for an aggregate payment of $585,000.

Additionally, the Company recognized a charge to operations, including the aforementioned $158,635 cash payment, of approximately $354,450 for the issuance of 56,003 shares of common stock to La Jolla and the forgiveness of $175,000 in monies due from La Jolla for common stock issued on warrant exercises in prior periods.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note I - Convertible Debenture - Continued

On September 13, 2006, La Terraza Trading and Asset Management Ltd. ("Investor") deposited a total of $2,150,000 in escrow for the use and benefit of the Company. The escrow deposit was for the following:

1. The sum of $585,000 was paid to La Jolla Cove Investors, Inc. ("La Jolla") to acquire for Investor a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of AAMU indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2
     Registration Statement for the issuance and registration of securities thereunder; the consent of AAMU to the foregoing subject to the right of AAMU to prepay any and all indebtedness thereunder in AAMU common stock, without penalty, at any time before or after default.

2. The sum of $275,000 to be used by AAMU to redeem and satisfy in full the Series E Preferred Stock funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000.

3. The sum of $215,000 payable as fees to Capital Investment Services, Inc. for locating, negotiating and closing the funding.

4. The sum of $100,000 to repay in full, without interest, an unsecured bridge loan from Investor to AAMU dated and funded on August 25, 2006.

5.   The sum of $275,000 released to AAMU for working capital.

6. The balance of $700,000, to be retained in escrow and disbursed to AAMU for payment in reduction of the assigned La Jolla debenture and required warrant exercised thereunder, until the debenture and warrant obligations are satisfied in full in accordance with the terms of the assigned La Jolla documents.

The financing transaction requires AAMU to deposit in escrow for later delivery a total of 11,470,000 shares of its common stock (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. The agreement also calls for an additional 5,000,000 shares of the restricted common stock of AAMU to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between Investor and AAMU for future services to advance the overall business of AAMU. In addition AAMU granted Investor 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve
(12) month period prior to the date of exercise, such warrants exercisable at any time on or before five (5) years from and after July 24, 2006. All shares required to be escrowed have in fact been deposited in escrow on September 26, 2006 as required.


Note J - Preferred Stock Transactions

Preferred stock consists of the following as of September 30, 2006 and 2005, respectively:

                                                   September 30, 2006           September 30, 2005
                                                   ------------------           ------------------
                                                    # shares   value             # shares       value
                                                    --------   ----------        --------   ----------
Series A Cumulative Convertible Preferred Stock       12,000   $     60,000        12,000   $   60,000
Series B Cumulative Convertible Preferred Stock       55,020        275,100        91,700      458,500
Series C Convertible Preferred Stock               1,905,882        324,000     1,905,882      324,000
Series E 8% Convertible Preferred Stock               50,000        250,000             -            -
                                                   ---------   ------------     ---------   ----------
                                                   2,022,902   $    909,100     2,009,582   $  842,500
                                                   =========   ============     =========   ==========

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note J - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note J - Preferred Stock Transactions - Continued

Series B Convertible Preferred Stock - continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note J - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note J - Preferred Stock Transactions - Continued

Series E 8% Convertible Preferred Stock - continued

Through June 30, 2006, the Company sold 100,000 shares in a two separate transactions under this Private Placement Memorandum and has received the gross sales proceeds of $500,000 and has paid an aggregate of $50,000 to the Placement Agent for the 10% fees due on these transactions.

On September 13, 2006, the Company exercised it's repurchase rights and retired 50,000 shares of the Series E 8% Convertible Preferred Stock, including a 10% prepayment penalty, for $275,000 cash.


Note K - Common Stock Transactions

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note K - Common Stock Transactions - Continued

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

In February 2006, the Company issued approximately 226,065 shares of restricted, unregistered common stock, valued at approximately $18,325, to an existing stockholder as for payment of accrued interest associated with approximately $875,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $70,080 on this transaction.

In May 2006, the Company issued approximately 266,511 shares of restricted, unregistered common stock, valued at approximately $21,054, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $69,293 on this transaction.

In September 2006, the Company issued approximately 275,229 shares of restricted, unregistered common stock, valued at approximately $22,018, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $118,348 on this transaction.

On September 13, 2006, the Company issued 56,003 shares of common stock to La Jolla Cove Investors, Inc. to complete all obligations to La Jolla and assign any and all of La Jolla's right, title and interest in any and all of AAMU indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities thereunder; the consent of AAMU to the foregoing subject to the right of AAMU to prepay any and all indebtedness thereunder in AAMU common stock, without penalty, at any time before or after default to La Terraza Trading and Asset Management, Inc.

In July and August 2006, the Company issued an aggregate 41,245 shares of restricted, unregistered common stock in payment of approximately $13,675 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarters ended March 31, 2006 and June 30, 2006.The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



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

In May 2004, the Company entered into a long-term lease agreement for a warehouse facility adjacent to the Company's primary office and manufacturing facility. This lease is for a period of two (2) years and requires payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. This lease expired on May 31, 2006. The Company has no further responsibility under this lease agreement.

Future minimum rental payments on the above leases are as follows:

                           Year ended
                          December 31,          Amount
                          ------------         ----------
                              2005               $166,974
                              2006                117,244
                              2007                 72,643
                              2008                 68,815
                              2007                 68,815
                                                ---------
                             Totals              $494,491
                                                 ========


Note M - Income Taxes

The components of income tax (benefit) expense for the respective nine month periods ended September 30, 2006 and 2005 are as follows:

                                            Nine months       Nine months
                                               ended             ended
                                           September 30,     September 30,
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
                                             =======           ======

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



Note M - Income Taxes - Continued

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $10,500,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire at the end of Calendar 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months  Nine months
                                                         ended       ended
                                                     September 30, September 30,
                                                         2006            2005
                                                     --------------------------

Statutory rate applied to loss before income taxes    $(913,000)    $(1,062,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                       -               -
     Other, including reserve for deferred tax asset    913,000       1,062,000
                                                     --------------------------
       Income tax expense                            $        -     $         -
                                                     ==========================

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                               Year ended        Year ended
                                              December 31,      December 31,
                                                  2005            2004
                                              ------------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards       $  3,570,000     $ 2,669,000
       Statutory depreciation differences          316,000               -
     Deferred tax liabilities - long-term
       Statutory depreciation differences                -        (690,000)
                                              ----------------------------
                                                 3,886,000       1,979,000
     Less valuation allowance                   (3,886,000)     (1,979,000)
                                              ----------------------------
       Net Deferred Tax Asset                  $         -     $         -
                                              ============================

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,907,000 and $(671,000)

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we experienced aggregate net revenues of approximately $1,685,000 ($306,000 in the current quarter), as compared to approximately $2,233,000 during the first nine months of Calendar

2005 ($378,000 in the current quarter). The decline in sales was attributable to our curtailing of production during January 2006 to improve the operating efficiency of our manufacturing equipment and better automate select machines so we can rely upon lower labor requirements in future periods.

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

We experienced costs of goods sold of approximately $2,738,000 for the nine months ended September 30, 2006 as compared to approximately $4,021,000 for the first nine months of Calendar 2005. Through September 30, 2006, and subsequent thereto, we continue to experience negative trends with relation to our calculated standard production costs for material and labor due to excess labor capacity due to anticipated governmental orders which did not materialize as management was led to believe from the various U. S. Governmental agencies contracting officers. Management remains of the opinion that the production labor force is stable and able to maintain a constant standard of quality in future periods. We experience variable costs in the area of material consumption and direct labor. In the second quarter of 2006, management took drastic steps to reduce excess labor capacity through the elimination of the 2nd shift, which was never able to reach full utilization. This action is not expected to have any adverse impact on our ability to meet our existing and future product demands.

For the nine month periods ended September 30, 2006 and 2005, we generated a positive (negative) gross profit of approximately $1,053,000, or (62,5%), and approximately $(1,787,000), or (80.0%).

We experienced nominal research and development expenses of approximately $-0-and $2,600, respectively, during the respective nine month periods ended September 30, 2006 and 2005.

During the nine months of Calendar 2006 and 2005, we expended approximately $94,000 and $162,000, respectively, in advertising and marketing expenses, principally in developing and promoting our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

Other general and administrative expenses were approximately $1,188,000 for the nine months ended September 30, 2006 as compared to approximately $1,108,000 for the nine months ended September 30, 2006. Included in these expenses are non-cash charges of approximately $260,000 and $198,000 for consulting fees related to the sale/issuance of common stock at less than "fair value". Management is of the opinion that G&A expenses are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy.

We recognized a net loss of approximately $(2,684,000) and $(3,132,000) for the respective nine month periods ended September 30, 2006 and 2005, respectively, or $(0.58) and $(0.83) per share. We call to the reader's attention that the loss per share calculation for the nine months ended September 30, 2005 has been adjusted for the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

As of September 30, 2006, December 31, 2005 and September 30, 2005, respectively, we had working capital of approximately $(1,783,000), $(885,000) and $(504,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $1,075,000 in short-term notes payable to existing stockholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at September 30, 2006 and December 31, 2005.

We have used cash in operating activities of approximately $(1,247,000) and $(1,663,000) during the nine month periods ended September 30, 2006 and 2005, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce.

During the third quarter of 2006, we negotiated a settlement with La Jolla Cove Investors, Inc. and the assignment of the existing debentures and outstanding warrants to La Terraza Trading and Asset Management, Ltd. As a result of this transaction, the Company received a net $700,000 in restricted cash to be held for future exercise of outstanding warrants.

On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of Series E 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent. As of September 30, 2006, the Company has sold an aggregate of 100,000 shares for gross proceeds of $500,000 in two separate transactions pursuant to this Private Placement Memorandum. Management continues to undertake all prudent measures to assure that the Company can be self-supporting.

On September 13, 2006, the Company exercised it's repurchase rights related to 50,000 shares of Series E 8% Convertible Preferred Stock for $275,000, including a prepayment penalty of $25,000.

We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing and future inquiries.

During the nine months ended September 30, 2006 and 2005, respectively, we added approximately $31,000 and $111,000 in new equipment. Any equipment to be added in future periods is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

Convertible Debenture

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") on October 4, 2002 for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures. This Agreement was transferred by La Jolla to La Terraza Trading and Asset Management, Ltd. on September 13, 2006. The Company paid an aggregate of $585,000 to retire the outstanding principal balance on the debentures, repayment of prepaid warrant exercises and all penalties, prepayment fees and other items contractually agreed to between the Company and La Jolla.

                                                       Debenture    Warrant
                                                     (in dollars) (in shares)
                                                     -------------------------

   Initial amount                                     $  600,000    6,000,000
   2003 redemptions                                     (208,635)  (2,086,350)
   2004 redemptions                                     (125,000)  (1,250,000)
   2005 redemptions                                      (40,000)    (400,000)
   2006 retirement                                      (226,365)  (2,263,650)
                                                      ----------   ----------
   Balances outstanding at September 30, 2006         $        -            -
                                                      ==========  ===========

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2006, the Company exercised it's repurchase rights and retired 50,000 shares of the Series E 8% Convertible Preferred Stock, including a 10% prepayment penalty, for $275,000 cash.

In July and August 2006, the Company issued an aggregate 41,245 shares of restricted, unregistered common stock in payment of approximately $13,675 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarters ended March 31, 2006 and June 30, 2006.The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In September 2006, the Company issued approximately 275,229 shares of restricted, unregistered common stock, valued at approximately $22,018, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $118,348 on this transaction.

On September 13, 2006, the Company issued 56,003 shares of common stock to La Jolla Cove Investors, Inc. to complete all obligations to La Jolla and assign any and all of La Jolla's right, title and interest in any and all of AAMU indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities thereunder; the consent of AAMU to the foregoing subject to the right of AAMU to prepay any and all indebtedness thereunder in AAMU common stock, without penalty, at any time before or after default to La Terraza Trading and Asset Management, Inc.


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