Form 10QSB/A
period 2006-03-31
AMERICAN AMMUNITION INC/FL
filed 2006-12-08
CIK 1123648

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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                 (RESTATED)
                                                                Three months     Three months
                                                                   ended             ended
                                                                March 31, 2006  March 31, 2005
                                                                --------------  --------------
Cash flows from operating activities
   Net loss for the period                                      $   (1,106,194) $     (786,045)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    58,295         202,351
       Expenses paid with common stock                                  18,325               -
       (Increase) Decrease in
         Accounts receivable                                           341,193         349,885
         Inventory                                                     134,753          54,872
         Prepaid expenses, deposits and other                           (8,147)           (651)
       Increase (Decrease) in
         Accounts payable - trade                                      196,275        (242,906)
         Other accrued expenses                                        (17,813)         30,522
                                                                --------------  --------------
     Net cash (used in) operating activities                          (385,313)       (391,972)
                                                                --------------  --------------

Cash flows from investing activities
   Purchase of property and equipment                                  (31,025)        (35,571)
                                                                --------------  --------------
     Net cash (used in) investing activities                           (31,025)        (35,571)
                                                                --------------  --------------

Cash flows from financing activities
   Cash received on working capital advance                             50,000               -
   Cash received from the sale of preferred stock                      250,000               -
   Cash paid to acquire capital                                        (25,000)              -
                                                                --------------  --------------
     Net cash provided by financing activities                         275,000               -
                                                                --------------  --------------

Increase (Decrease) in Cash                                           (141,338)       (427,543)

Cash at beginning of period                                            431,050         805,465
                                                                --------------  --------------

Cash at end of period                                           $      289,712  $      377,922
                                                                ==============  ==============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                               $        4,525  $        6,520
                                                                ==============  ==============
     Income taxes paid for the period                           $            -  $            -
                                                                ==============  ==============
Supplemental disclosure of non-cash investing
  and financing activities:
     Issuance of common stock to pay accrued interest           $       17,261  $            -
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

The errors discovered by management in the accounting for and recording various capital transactions are as follows: 1) the erroneous classification of proceeds from the sale of 50,000 shares of Series E 8% Convertible Preferred Stock, 2) the recognition and classification of placement fees related to the sale of 50,000 shares of Series E 8% Convertible Preferred Stock, 3) the payment of public relations fees directly to the vendor by the holder of the Company's Convertible Debentures which increased the working capital advances/prepaid warrant exercise and 4) the accrual of dividends payable on the Series E 8% Convertible Preferred Stock.

                                                                Three months      Six months
                                                                   ended            ended
                                                                March 31, 2006   June 30, 2006
                                                                --------------  --------------

Net Loss, as previously reported                                $     (833,192) $   (1,254,860)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement
    line item:
   Revenues: Due to reclassification of the presentation
     of Federal Excise Taxes paid                                       27,250           74,201
   Cost of sales: Materials, Direct Labor and other direct
     costs due to reclassification of the presentateion of
     Federal Excise Taxes paid and error in accounting for
     the proceeds from Series E 8% Preferred Stock                    (252,250)        (274,201)
   Operating expenses: Other operating expenses due to
     recognition of consulting fees paid on behalf of the
     Company by the Holder of the Company's
     Convertible Debentures                                           (50,000)         (50,000)
                                                                --------------  --------------
   Total effect of changes on Loss from Operations and Net Loss      (275,000)        (250,000)
                                                                --------------  --------------
Net Loss, as restated                                           $   (1,108,192) $   (1,504,860)
                                                                ==============  ==============
Net loss available to common stockholders, as
        previously reported                                     $     (844,967) $   (1,292,215)
Effect of the correction of an error
   Total effect as shown above                                        (275,000)       (250,000)
   Accrual of Series E 8% Preferred Stock dividends                       (275)         (6,137)
                                                                --------------  --------------
Net Loss available to common stockholders, as restated          $   (1,120,242) $   (1,548,352)
                                                                ==============  ==============
Earnings per share, as previously reported                      $        (0.20) $        (0.28)
Total effect of changes                                                  (0.06)          (0.06)
                                                                --------------  --------------
Earnings per share, as restated                                       $(0.26)          $(0.34)
                                                                ==============  ==============

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

Note D - Correction of an Error - Continued

The restatements to the financial statements disclosed above were, in part, caused by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions. The accounting error disclosed above was, in part, caused by this material weakness in internal control over financial reporting. In order to remediate the material weaknesses, the management is in the process of designing and implementing and communicating its controls to aid in the correct preparation, review, presentation and disclosures of the Company's financial statements.


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

Series B 8% Convertible Preferred Stock - continued

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

Calendar 2005 Transactions - continued

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

In February 2006, the Company issued aroximately 226,065 shares of restricted, unregistered common stock, valued at approximately $18,325, to an existing shareholder as for payment of accrued interest associated with approximately $875,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


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


Note K - Rental Commitments - continuted

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

Future minimum rental payments on the above leases are as follows:

                        Year ended
                        December 31,         Amount
                        -----------          --------
                        2006                 $117,244
                        2007                   72,643
                        2008                   68,815
                        2007                   68,815
                                             --------
                        Totals               $327,517
                                             ========

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note L - Income Taxes - Continued

The Company's income tax expense (benefit) for the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                         ended         ended
                                                       March 31,     March 31,
                                                         2006           2005
                                                     ------------   ------------
Statutory rate applied to loss before income taxes   $   (283,000)  $  (267,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      283,000       267,000
                                                     ------------   -----------
       Income tax expense                            $          -   $         -
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

                              Quarter ended     Quarter ended   Quarter ended   Quarter ended   Year ended
                                March 31,          June 30,      September 30,  December 31,    December 31,
Calendar 2006
   Revenues - net              $    710,111
   Gross profit                $   (667,994)
   Net earnings after
     provision for
     income taxes              $ (1,149,749)
   Basic and fully diluted
     earnings per share        $      (0.26)
   Weighted average
     number of shares
     issued and outstanding       4,270,491

Calendar 2005
   Revenues - net              $  1,170,317       $   684,693     $   378,326   $  1,010,297    $  3,243,633
   Gross profit                $   (366,263)      $  (676,300)    $  (757,023)  $    451,009    $ (1,348,577)
   Net earnings after
     provision for
     income taxes              $   (786,044)      $(1,155,474)    $(1,118,089)  $ (2,882,062)   $ (5,941,669)
   Basic and fully diluted
     earnings per share        $      (0.21)      $     (0.32)    $     (0.29)  $      (0.70)   $      (1.52)
   Weighted average
     number of shares
     issued and outstanding       3,742,585         3,557,402       3,812,069      4,126,366       3,907,499

Calendar 2004
   Revenues - net              $    281,507       $   568,785     $   861,988   $  1,535,088    $  3,247,368
   Gross profit                $   (423,626)      $  (676,300)    $   377,181   $   (650,553)   $ (1,373,298)
   Net earnings after
     provision for
     income taxes              $ (1,188,358)      $(1,155,307)    $     9,552   $   (983,960)   $ (3,318,073)
   Basic and fully diluted
     earnings per share        $      (0.35)      $     (0.32)    $      0.00   $      (0.26)   $      (0.92)
   Weighted average
     number of shares
     issued and outstanding       3,388,458         3,557,402       3,683,671      3,730,807        3,590,725

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

During the three months ended March 31, 2006, we experienced aggregate net revenues of approximately $710,000, as compared to approximately $1,170,000 during the first quarter of Calendar 2005. The decline in sales was attributable to our curtailing of production during January 2006 to improve the operating efficiency of our manufacturing equipment and better automate select machines so we can rely upon lower labor requirements in future periods.

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

We experienced costs of goods sold of approximately $1,378,000 for the three months ended March 31, 2006 as compared to approximately $1,537,000 for the three months ended March 31, 2005. Through March 31, 2006, and subsequent thereto, we continue to experience negative trends off of our standard production costs for material and labor due to excess labor capacity due to anticipated governmental orders which did not materialize as management was led to believe from the various U. S. Governmental agencies contracting officers. Management remains of the opinion that the production labor force is stable and able to maintain a constant standard of quality in future periods. We experience variable costs in the area of material consumption and direct labor. In the second quarter of 2006, management took drastic steps to reduce excess labor capacity through the elimination of the 2nd shift, which was never able to reach full utilization. This action is not expected to have any adverse impact on our ability to meet our existing and future product demands.

For the three month periods ended March 31, 2006 and 2005, we generated a negative gross profit of approximately $(668,000), or (94,1%), and approximately $(366,000), or (31.3%).

We experienced nominal research and development expenses of approximately $-0-and $1,700, respectively, during the respective three month periods ended March 31, 2006 and 2005.

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

We recognized a net loss of approximately $(1,108,000) and $(786,000) for the respective three month periods ended March 31, 2006 and 2005, respectively, or $(0.26) and $(0.22) per share. We wish to note that the loss per share includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

As of March 31, 2006, December 31, 2005 and March 31, 2005, respectively, we had working capital of approximately $(1,717,000), $(885,000) and $239,000. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $975,000 in short-term notes payable to existing shareholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at March 31, 2006 and December 31, 2005.

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


Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as related to this reporting period. This evaluation was carried out under the supervision and with the participation of the Company's President, Chief Executive and Chief Financial Officer.

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

The disclosed restatements to the financial statements were, in part, caused by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions. The accounting error disclosed above was, in part, caused by this material weakness in internal control over financial reporting. In order to remediate the material weaknesses, the management is in the process of designing and implementing and communicating its controls to aid in the correct preparation, review, presentation and disclosures of the Company's financial statements.



                                    Part II


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

Series E 8% Convertible Preferred Stock - On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent.

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

On March 27, 2006, the Company has sold 50,000 shares in a separate transaction under this Private Placement Memorandum and has received additional gross sales proceeds of $250,000 and paid $25,000 to the Placement Agent for the 10% fee due on this transaction. The Company used the $250,000 in proceeds to support it's operations during the 1st quarter of Calendar 2006 as shown on the accompanying statement of cash flows.


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

Dated: December 7, 2006                         By:    /s/ Andres F. Fernandez
      -----------------                           -----------------------------
                                                  Andres F. Fernandez
                                                  Chief Executive Officer and
                                                  Chief Financial Officer