Form 10QSB/A
period 2006-06-30
AMERICAN AMMUNITION INC/FL
filed 2006-12-08
CIK 1123648

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 7, 2006: 5,845,803


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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005

                                   (Unaudited)

                                                                                 (RESTATED)
                                                                                 Six months        Six months
                                                                                    ended             ended
                                                                                June 30, 2006    June 30, 2005
                                                                                -------------    -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (1,504,860)   $  (2,009,831)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   85,563          412,514
       Bad debt expense                                                                14,153                -
       Operating expenses paid with common stock                                       20,186                -
       Consulting expense related to common stock sales
         at less than "fair value"                                                    139,373          200,502
       (Increase) Decrease in
         Accounts receivable                                                          315,320          446,589
         Inventory                                                                    133,414          363,808
         Prepaid expenses, deposits and other                                           1,465            2,464
       Increase (Decrease) in
         Accounts payable - trade                                                     (41,770)        (250,630)
         Other accrued expenses                                                        91,719           37,522
         Accrued interest payable                                                      40,494                -
         Customer deposits                                                            (44,670)               -
                                                                                -------------    -------------
Net cash used in operating activities                                                (749,613)        (797,062)
                                                                                -------------    -------------

Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)         (98,400)
                                                                                -------------    -------------
Net cash used in investing activities                                                 (31,024)         (98,400)
                                                                                -------------    -------------
Increase (Decrease) in Cash                                                          (180,637)        (318,856)
Cash at beginning of year                                                             431,050          805,465
                                                                                -------------    -------------

Cash at end of period                                                           $     250,413    $     486,609
                                                                                =============    =============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       9,157    $      10,131
                                                                                =============    =============
     Income taxes paid for the period                                           $           -    $           -
                                                                                =============    =============

Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and/or accrued interest payable
       into common stock                                                        $      36,720    $      25,000
                                                                                =============    =============
     Common stock issued in payment for costs of raising capital                $           -    $           -
                                                                                =============    =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $           -    $       9,171


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
   Cost of sales: Materials, Direct Labor and other direct
     costs due to reclassification of the presentation of
     Federal Excise Taxes paid and error in accounting for the
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

Future minimum rental payments on the above leases are as follows:

                    Year ended
                    December 31,         Amount
                    ------------        -----------
                    2006                 $ 117,244
                    2007                    72,643
                    2008                    68,815
                    2007                    68,815
                                         ---------
                    Totals               $ 327,517
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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended June 30, 2006.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of Calendar 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)  Findings

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