Form 10QSB/A
period 2006-03-31
AMERICAN AMMUNITION INC/FL
filed 2007-01-31
CIK 1123648

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

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        24

  Item 3   Controls and Procedures                                          28

Part II - Other Information

  Item 1   Legal Proceedings                                                29

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      29

  Item 3   Defaults Upon Senior Securities                                  31

  Item 4   Submission of Matters to a Vote of Security Holders              31

  Item 5   Other Information                                                31

  Item 6   Exhibits                                                         32


Signatures                                                                  32

Part I
Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 March 31, 2006
                                   (Unaudited)

                                                                  (RESTATED)
                                                                March 31, 2006
                                                                --------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $      289,712
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $12,463
     and $-0-, respectively                                            230,234
   Inventory                                                           425,337
   Prepaid expenses                                                     64,936
                                                                --------------

     Total Current Assets                                            1,010,219
                                                                --------------
Property and Equipment - at cost
   Manufacturing equipment                                           8,126,135
   Office furniture and fixtures                                        69,889
   Leasehold improvements                                              190,277
                                                                --------------

                                                                     8,386,301
   Accumulated depreciation                                         (5,608,472)
   Impairment of recoverability of carrying value                   (2,777,829)
                                                                --------------

     Net Property and Equipment                                              -
                                                                --------------
Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
       $78,112 and $22,974, respectively                               197,578
   Loan costs and fees, net of accumulated amortization
     of approximately $24,795 and $-0-, respectively                    40,455
   Deposits and other                                                   83,660
                                                                --------------

     Total other assets                                                321,693
                                                                --------------

TOTAL ASSETS                                                    $    1,331,912
                                                                ==============

                                  - Continued -

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                                 March 31, 2006
                                   (Unaudited)

                                                                  (RESTATED)
                                                                March 31, 2006
                                                                --------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                $      975,000
   Working capital advance                                             200,000
   Customer deposits                                                   188,020
   Accounts payable - trade                                          1,042,892
   Accrued salaries and wages                                          253,552
   Accrued interest payable                                             28,361
   Accrued dividends payable                                            39,780
                                                                --------------

     Total Current Liabilities                                       2,727,605

Long-Term Liabilities                                                        -
                                                                --------------

     Total Liabilities                                               2,727,605
                                                                --------------

Commitments and Contingencies

Convertible Debenture                                                  226,365
                                                                --------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C
     200,000 shares allocated to Series E                                2,040
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     4,440,714 and 3,745,902 shares
       issued and outstanding, respectively                              4,441
   Additional paid-in capital                                       25,654,502
   Accumulated deficit                                             (27,108,041)
                                                                --------------
                                                                    (1,447,058)
   Stock subscription receivable                                      (175,000)
                                                                --------------
     Total Stockholders' Equity                                     (1,622,058)
                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    1,331,912
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

2.  Accounts receivable and Revenue Recognition - Continued

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

6.   Earnings (loss) per share - Continued

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

                                                                    Three months
                                                                        ended
                                                                      March 31,
                                                                        2006
                                                                    -----------
Net Loss, as previously reported                                    $  (833,192)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note D - Correction of an Error - Continued

   Revenues: Due to  reclassification  of the  presentation  of
        Federal Excise Taxes paid                                        27,250
   Cost of sales:  Materials,  Direct  Labor  and other  direct costs due to  reclassification  of the  presentation of
        Federal  Excise Taxes paid and error in accounting  for
        the proceeds from Series E 8% Preferred Stock                  (252,250)
   Operating  expenses:   Other   operating   expenses  due  to
        recognition  of  consulting  fees paid on behalf of the
        Company  by the  Holder  of the  Company's  Convertible
        Debentures                                                      (50,000)
                                                                    -----------
   Total effect of changes on Loss from Operations and Net Loss        (275,000)
                                                                    -----------
Net Loss, as restated                                               $(1,108,192)
                                                                    ===========
Net loss available to common stockholders, as previously reported   $  (844,967)

Effect of the correction of an error
   Total effect as shown above                                         (275,000)
   Accrual of Series E 8% Preferred Stock dividends                        (275)
                                                                    -----------
Net Loss available to common stockholders, as restated              $(1,120,242)
                                                                    ===========

Earnings per share, as previously reported                          $     (0.20)
Total effect of changes                                                   (0.06)
                                                                    -----------
Earnings per share, as restated                                     $     (0.26)
                                                                    ===========

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note F - Inventory

As of March 31, 2006, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                           March 31,
                                             2006
                                           ---------
         Raw materials                     $ 359,157
         Work in process                      58,717
         Finished goods                        7,463
                                           ---------
         Totals                            $ 425,337
                                           =========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                      March 31,   Estimated
                                                       2006       useful life
                                                    -----------   -----------
   Manufacturing equipment                          $ 8,126,135    3-10 years
   Office furniture and fixtures                         69,889    3- 7 years
   Leasehold improvements                               190,277    8-20 years
                                                    -----------
                                                      8,386,301
   Accumulated depreciation                          (5,608,472
   Impairment of recoverability of carrying value    (2,777,829
                                                    -----------
   Net property and equipment                       $         -
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


Note I - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2006, respectively:

                                                        March 31, 2006
                                                    ---------------------
                                                    # shares     value
                                                    --------   ----------
Series A Cumulative Convertible Preferred Stock       12,000   $   60,000
Series B Cumulative Convertible Preferred Stock       73,360      366,800
Series C Convertible Preferred Stock               1,905,000      324,000
Series E 8% Convertible Preferred Stock               50,000      250,000
                                                   ---------   ----------
                                                   2,040,360   $1,000,800
                                                   =========   ==========

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

Series C Convertible Preferred Stock - continued

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

The Company's income tax expense (benefit) for the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                         ended         ended
                                                       March 31,     March 31,
                                                         2006           2005
                                                     ------------   ------------
Statutory rate applied to loss before income taxes   $   (376,800)  $  (267,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      376,800       267,000
                                                     ------------   -----------
       Income tax expense                            $          -   $         -
                                                     ============   ===========

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

     For the three month periods ended March 31, 2006 and 2005, we generated a negative gross profit of approximately $(668,000), or (94.1%), and approximately $(366,000), or (31.3%).

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended March 31, 2006. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of Calendar 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)  Findings

     In light of the restatements to the financial statements disclosed above, in part caused by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions, we feel that the existing controls and procedures were and remain effective. Because of said controls, which resulted in the review, discovery and disclosure by amendment of filings to adequately disclose required information, management also concludes that by requiring supplemental reviews of financing transactions that its existing controls and procedures will be more effective.



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


                            American Ammunition, Inc.

Date: January 9, 2007                         By:    /s/ Andres F. Fernandez
      ---------------                             -----------------------------
                                                  Andres F. Fernandez
                                                  Chief Executive Officer and
                                                  Chief Financial Officer