Form 10QSB/A
period 2006-06-30
AMERICAN AMMUNITION INC/FL
filed 2007-01-31
CIK 1123648

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

                            American Ammunition, Inc.

                Form 10-QSB/A for the Quarter ended June 30, 2006

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

Part I

Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  June 30, 2006
                                   (Unaudited)

                                                                  (RESTATED)
                                                                 June 30, 2006
                                                                --------------
         ASSETS
Current Assets
   Cash on hand and in bank                                     $      250,413
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $10,000 and
       $-0-, respectively                                              241,954
   Inventory                                                           426,676
   Prepaid expenses                                                     55,324
                                                                --------------
     Total Current Assets                                              974,367
                                                                --------------
Property and Equipment - at cost                                             -
                                                                --------------
Other Assets                                                           294,424
                                                                --------------
TOTAL ASSETS                                                    $    1,268,791
                                                                ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Notes payable to stockholders                                $    1,075,000
   Working capital advance                                             200,000
   Customer deposits                                                   188,020
   Accounts payable - trade                                            804,847
   Accrued salaries and wages                                          337,648
   Accrued interest payable                                             30,162
   Accrued dividends payable                                            71,221
                                                                --------------
     Total Current Liabilities                                       2,706,898
                                                                --------------
Commitments and Contingencies

Convertible Debenture                                                  226,365
                                                                --------------
Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized. 2,072,902 and
     2,009,582 shares and outstanding, respectively                      2,072
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     5,122,931 and 3,795,365 shares issued and outstanding               5,123
   Additional paid-in capital                                       26,039,482
   Accumulated deficit                                             (27,536,149)
                                                                --------------
                                                                    (1,489,472)
   Stock subscription receivable                                      (175,000)
                                                                 --------------
     Total Stockholders' Equity (Deficit)                           (1,664,472)
                                                                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    1,268,791
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

                                              (RESTATED)        (RESTATED)
                                              Six months        Six months       Three months   Three months
                                                 ended             ended             ended         ended
                                             June 30, 2006     June 30, 2005    June 30, 2006   June 30, 2005
                                             ----------------------------------------------------------------
Revenues                                        $1,379,497       $1,855,010        $669,386      $    684,693
                                             ----------------------------------------------------------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                     2,012,170        2,502,842         665,089         1,153,511
   Depreciation                                     31,024          382,311               -           195,062
                                             ----------------------------------------------------------------
      Total Cost of Sales                        2,043,194        2,885,153         665,089         1,348,573
                                             ----------------------------------------------------------------
Gross Profit                                      (663,697)      (1,030,143)          4,297          (676,300)
                                             ----------------------------------------------------------------
Operating Expenses
   Research and development expenses                     -            1,611               -             6,474
   Selling and marketing expenses                   74,075          111,752          18,258           130,875
   Other operating expenses                        852,390          832,023         477,482           339,425
   Interest expense                                 76,621           10,131          39,376               507
   Depreciation and amortization                    27,569           30,203          13,784             1,893
                                             ----------------------------------------------------------------
      Total Operating Expenses                   1,030,655          985,920         548,900           479,174
                                             ----------------------------------------------------------------
Loss from Operations                           (1,694,352)       (2,016,063)       (544,603)       (1,155,474)

Other Income (Expense)
   Interest and other income                      189,492             6,232         147,935               167
                                             ----------------------------------------------------------------
Income (Loss) before Income Taxes              (1,504,860)       (2,009,831)       (396,668)       (1,155,307)

Provision for Income Taxes                              -                 -               -                 -
                                             ----------------------------------------------------------------
Net Income (Loss)                              (1,504,860)       (2,009,831)       (396,668)       (1,155,307)

Other Comprehensive Income                              -                 -               -                 -
                                             ----------------------------------------------------------------
Comprehensive Income (Loss)                   $ (1,504,860)      $(2,009,831)    $(396,668)       $(1,155,307)
                                              ===============================================================
Preferred Stock Dividends                          (43,492)          (27,221)      (31,440)           (13,610)
                                             ----------------------------------------------------------------
Net Loss available to
   Common Shareholders                         $(1,548,352)      $(2,037,052)    $(428,108)       $(1,168,917)
                                              ===============================================================
Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                     $     (0.34)      $     (0.59)    $   (0.09)       $     (0.33)
                                              ===============================================================
Weighted-average number of
   common shares outstanding                     4,537,640         3,472,930     4,797,286          3,557,402
                                              ===============================================================


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


Note F - Inventory

As of June 30, 2006, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                         June 30,
                                           2006
                                         ---------
         Raw materials                   $ 398,511
         Work in process                    19,313
         Finished goods                      8,852
                                         ---------
         Totals                          $ 426,676
                                         =========

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                     June 30,     Estimated
                                                       2006       useful life
                                                    -----------   -----------
   Manufacturing equipment                          $ 7,939,335   3-10 years
   Office furniture and fixtures                         69,889   3- 7 years
   Leasehold improvements                               190,277   8-20 years
                                                    -----------
                                                      8,199,501
   Accumulated depreciation                          (5,575,782)
   Impairment of recoverability of carrying value    (2,623,719)
                                                    -----------
   Net property and equipment                       $         -
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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note I - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2006 and 2005, respectively:

                                                       June 30, 2006
                                                      --------------
                                                    # shares     value
                                                   ----------  ---------
Series A Cumulative Convertible Preferred Stock        12,000  $   60,000
Series B Cumulative Convertible Preferred Stock        55,020     275,100
Series C Convertible Preferred Stock                1,905,882     324,000
Series E 8% Convertible Preferred Stock               100,000     500,000
                                                    ---------  ----------
                                                    2,072,902  $1,159,100
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

Calendar 2006 Transactions - continued

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note L - Income Taxes - continued

The Company's income tax expense (benefit) for the six month periods ended June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Six months    Six months
                                                          ended         ended
                                                        June 30,      June 30,
                                                          2006          2005
                                                       -------------------------
Statutory rate applied to loss before income taxes     $ (512,000)   $ (683,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      512,000       683,000
                                                       ----------    ----------
       Income tax expense                              $        -    $        -
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

For the six  month  periods  ended  June  30,  2006 and  2005,  we  generated  a
(negative)  gross  profit  of  approximately   $(664,000),   or  (48.11%),   and
approximately $(1,030,000), or (55.53%).

     We experienced nominal research and development expenses of approximately $-0- and $1,600, respectively, during the respective six month periods ended June 30, 2006 and 2005.

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

     Other general and administrative expenses increased nominally from approximately $663,000 for the six months ended June 30, 2006 as compared to approximately $631,000 for the six months ended June 30, 2005. Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy. We also incurred non-cash charges to operations for the difference between the selling price of our common stock on certain transactions during both Calendar 2006 and 2005 and the fair value of the securities sold as determined by the quoted closing price of our common stock on the date(s) of each respective transaction. Through June 30, 2006 and 2005, respectively, we charged approximately $139,000 and $201,000 to operations for this differential.

     We recognized a net loss of approximately $(1,505,000) and $(2,010,000) for the respective six month periods ended June 30, 2006 and 2005, respectively, or $(0.34) and $(0.59) per share. We call to the reader's attention that the loss per share calculation for the six months ended June 30, 2005 includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

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

     We have used cash in operating activities of approximately $(750,000) and $(797,000) during the six month periods ended June 30, 2006 and 2005, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce. Additionally, LaJolla Cove Investors, the holder of our mandatorily convertible debenture and related warrant, is in default on their agreement to provide us with additional working capital. On March 1, 2006, the Company issued a Private Placement Memorandum offering up to 200,000 shares of 8% Convertible Preferred Stock at an offering price of $5.00 per share on a "best efforts" basis through an unrelated placement agent. As of June 30, 2006, the Company has sold an aggregate of 100,000 shares for gross proceeds of $500,000 in two separate transactions pursuant to this Private Placement Memorandum. Management continues to undertake all prudent measures to assure that the Company can be self-supporting.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended June 30, 2006. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective.

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