Form 10KSB
period 2006-12-31
AMERICAN AMMUNITION INC/FL
filed 2007-04-16
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

For the fiscal year ended December 31, 2006


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



The issuer's revenues for the fiscal year ended December 31, 2006 were $2,241,399.



The aggregate market value of voting common equity held by non-affiliates as of December 31, 2006 was approximately $6,000,000.



As of December 31, 2006, there were 23,007,902 shares of Common Stock issued and outstanding.



Transitional Small Business Disclosure Format : Yes [_]       No  [X]

                            American Ammunition, Inc.

                                Index to Contents

                                                                     Page Number
Part I

Item 1   Description of Business                                              4
Item 2   Description of Property                                             18
Item 3   Legal Proceedings                                                   19
Item 4   Submission of Matters to a Vote of Security Holders                 19

Part II

Item 5   Market for Company's Common Stock and Related Stockholders
         Matters                                                             20
Item 6   Management's Discussion and Analysis or Plan of Operation           22
Item 7   Financial Statements                                                27
Item 8   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures                                               27
Item 8A  Controls and Procedures                                             27

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 28
Item 10    Executive Compensation                                            31
Item 11    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   32
Item 12    Certain Relationships and Related Transactions                    33
Item 13    Exhibits and Reports on 8-K                                       33
Item 14    Principal Accountant Fees and Services                            33

Financials                                                                  F-1

Signatures                                                                   60

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

     Effective January 1, 2006, we changed our state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on December 28, 2005 solely for the purpose of effecting the re-incorporation. The Certificate of Incorporation and Bylaws of the Nevada

Corporation are the Certificate of Incorporation and Bylaws of the surviving Nevada Corporation. There were no changes to the Company's capital structure as a result of this action.

     On or about January 9, 2006, we completed a previously approved 1 for 20 reverse split of our then issued and outstanding common stock. This action took our issued and outstanding shares from 92,576,839 to 4,629,831. All share and per share amounts reflect this action as of the first day of the first period presented in our financial statements or discussed in our narrative(s).

     We are an established small arms munition manufacturer with an existing distribution network. The small-arms ammunition market is principally dominated by three domestic and approximately ten international major manufacturers. Our operations are geared to provide the highest quality product in quantities significant to meet our developed wholesale and governmental market demands. We began as an assembler and re-loader of ammunition in several calibers. As our operations grew, our management realized that the only way to break into the industry was to become a vertically integrated manufacturer. Our founders invested heavily in research and development, equipment, and technology in prior years to focus on increasing our market share. Our current product line consists of various calibers with varying projectiles as follows: 9 millimeter, .45 automatic, .380 automatic, .32 automatic, .40 Smith and Wesson, 38 Special, .357 Magnum, 30 carbine, 223 Remington, 38 Super, .44 Special, 32 Smith and Wesson Long, 44 special, 44 Magnum, .45 Colt and 6.8 SPC. We have identified these products as having the largest share of the market for the next several years. We sell our products to both retail consumers and governmental agencies domestically and principally to governmental agencies internationally for military use.

     During Calendar 2006, 2005, and 2004, our sales were approximately 97.41%, 79.42%, and 78.06% in domestic markets and approximately 2.59%, 20.58%, and
21.94% internationally, respectively. We continue to anticipate the international governmental portion of our business to grow in future periods; however, we do not anticipate our international business to outpace or outgrow our domestic sales.

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

     Our marketing strategy consists of several key features to attract dealers directly to our company, rather than to a distributor. First, we are offering "net 60" day credit terms to smaller dealers, who would ordinarily be forced to pay for product up front. We have developed a screening process for qualifying these smaller dealers on an individual basis. Although offering net 60 credit terms to dealers results in increased risk to our company in our account receivables as compared to payment in advance, we have exponentially diversified our receivables (and therefore our credit risk) from 13 main distributors to potentially thousands of individual dealers. Secondly, we now offer free freight (shipping) to dealers on certain orders that exceed a specified dollar volume. Shipping of small arms ammunition has always been a large portion of the cost passed to consumers as the product is considered "dense" by shipping companies, such as UPS, and requires extra care in shipping. We have determined that we can ship our products at a reduced rate in quantity and can offer free shipping as an incentive on qualified orders. As previously explained, a second freight charge has also been avoided by eliminating the distributor from the transaction. Additionally, our increasing automation and dealer direct program have considerably sped up the time we take to provide a dealer with demanded product. Our management has become aware of an unfulfilled need of dealers to be provided with almost instant gratification when demand at retail establishments increases. Many dealers have communicated with our company complaining that we took their distributors too long to provide them with additional product supply when demand dictated. We believe that our new distribution strategy complimented with recent automation has cut the time it takes a dealer to receive our products by more than half. We only recently upgraded our website to include e-commerce capacity, wherein licensed dealers who are pre-registered with our company can order online direct from us. Sales in this manner have been slow to develop, primarily due to the documentation requirements for pre-qualification of dealers; however, management is hopeful that our dealers will begin to take advantage of the ease of use and time savings related to placing orders directly via electronic means. We anticipate further automation in the way in which our qualified dealers place product orders from our company. We plan to continue to aggressively pursue new customers through promotions, advertising and trade shows. We intend to solicit original equipment manufacturer subcontract work from the three major domestic manufacturers; seek additional means of commercial distribution; seek further Department of Defense and other governmental agency contracts and new relationships; contracts; solicit further export sales and, potentially, develop relationships with various mass merchandisers/chain stores.

Pricing and Value

     We have been able to price our products competitively at a price lower than any of the three major domestic manufacturers: Remington, ATK, and Winchester. We strive to capitalize on the fact that these three competitors have very large. corporate infrastructures and, in management's opinion, have to pay much higher labor costs to their manufacturing plant personnel. We believe that our production cost structure and, accordingly, our pricing strategy permits our customers to purchase our product and sell it at a retail price that is lower than competitive distribution channels for our competitors' products.

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

Status of Publicly Announced Products and Services Israeli Military Industries, Ltd

     We have developed a relationship with Israeli Military Industries Ltd. ("IMI"), whereby we work together on individual projects. To date, we have primarily focused their cooperation on federal contracts and on our dealer direct program. In such contracts, projectiles manufactured by IMI have been assembled by our company under IMI's strict quality control requirements. The joint venture has benefited our company in several ways. First and foremost, IMI has a distinct following as a result of offering very high quality products of the course of many years. Associating our name with IMI's history has added value to our brand and reputation in the small arms ammunition industry. Second, IMI manufactures different calibers and products than us, thereby increasing the catalogue of items we may offer to our dealers. IMI produces commercial ammunition, similar to our company. However, we also specialize in the production of law enforcement and military grade ammunition, which we currently do not have the production capability to produce on our own. Lastly, on past and current cooperation initiatives, IMI has shipped projectiles and materials for future assembly on a consignment basis, thereby saving us the time value of such costs were we to have produced such items or purchased such raw materials ourselves. During 2005, we saw a downturn in this relationship and we are focusing more on internally developed and manufactured products. During 2006, the relationship continued to take a downturn and we terminated the relationship. We are now focusing totally on more internally developed and manufactured products.

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

     The acquisition of certain Triton specialty ammunition will allow us to offer an increased product line to our dealers.

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

Industrial Plating Enterprise Company

     Industrial Plating Enterprise Company (IPE), a wholly owned subsidiary of the Company, is a high volume "barrel plating" facility currently operating at below 50.0% of its designed capacity. IPE is meeting all of our projectile plating needs at this time. As our projectile plating requirement grows, IPE has the surplus capacity to increase production to meet that need. IPE's innovative hazardous materials and hazardous waste management and treatment system is fully capable of meeting increased production requirements. IPE management has attempted to add additional metal and coating processes to diversify its services to the parent company as well as offering its services to other industries, to generate additional revenue. To date, the company has been unable to accomplish this objective. Also the market has changed and third parties are offering the same or similar services and products to the company at a cost competitive with the cost to the company manufacturing such products. Considering increase costs of the company, and competitive pricing of third parties in the market, the company is evaluating whether to continue the IPE operation or whether to acquire such services and products from competitive third parties. The company anticipates a final evaluation and decision on or before June 30, 2007.

Competition

     The market for small arms ammunition is extremely competitive. Companies such as Remington, Federal and Winchester are all better equipped, more experienced and better financed than us. For years, the large manufacturers have supplied the component parts of the manufacturing process to smaller companies to assemble and distribute. A company making its own components can produce and market a quality lower cost product. This concept, coupled with technology and progressive and environmentally sound manufacturing practices (i.e. cans and recycled plastic packaging), has resulted in a quality, affordable product reaching the marketplace.

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

Governmental Regulation

     In accordance with the provisions of Title 1, Gun Control Act of 1968, we are required to be licensed to import firearms and manufacture ammunition for firearms. Such licensing is subject to limitations in Chapter 44, Title 18, United States Code. In the event such licenses are not renewed for any reason, we would have to cease our operations. In accordance with these requirements, we carry two licenses issued by the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms: * License No. 1-59-025-06-9D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on April 1, 2009; and * License No. 1-59-025-08-9D-69454 for "08-Importer of Firearm other than Destructive Devices", which license expires on April 1, 2009. We are not aware of any other license requirements or government regulation at a state or federal level specific to their business and believe that we are in full compliance with our existing licenses.

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

     At December 31, 2006, we employ approximately forty-five (45) persons. None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We may employ additional personnel, as necessary, to accommodate future sales and production requirements and believe that an ample supply of qualified labor exists in our geographic area to facilitate any required growth.

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

1. RISKS RELATING TO OUR BUSINESS:

     We may never become profitable and continue as a going concern because we have had losses since our inception. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2006, 2005 and 2004, we had a net loss of approximately $(8,100,057), $(5,941,669), and $(3,361,000), respectively. We may continue to incur significant operating expenses as we maintain our current line of small-arms ammunition and continue research and development toward improving projectile quality and performance. We cannot estimate exactly when our operating expenses will not outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

2. THERE MAY EXIST AN UNCERTAINTY AS TO OUR CONTINUATION AS A GOING CONCERN:

     Our audited financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 reflect an accumulated deficit of approximately $(34,150,000), $(25,990,000) and $(19,990,000) since our inception, working capital of approximately $684,000, $(885,000) and $872,000, and stockholders' equity of approximately $424,000, $762,400 and $4,385,000. Our auditor issued a going concern opinion on our financial statements for the year ended December 31, 2006 and 2005. Our ultimate survivability is dependent upon our being able to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We anticipate that our available cash and future commitments for equity placements will be sufficient to meet our operating expenses and capital expenditures through 2007. If we continue to incur operating losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

3. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING:

     We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. We need funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

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

4. RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

     There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

5. RISKS RELATING TO OUR COMMON STOCK:

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

     Our directors and executive officers beneficially own approximately 0.048% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

     As of December 31, 2006, our executive officers and directors, which primarily include the Fernandez family, beneficially own approximately 0.048% of our common stock. As a result, our executive officers and directors will have significant influence to:

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

6. OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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

     Our subsidiary, IPE, leases its manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on June 30, 2007 (including a 120-day extension on the term of the lease) and may be renewed for an additional five
(5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $23,057 and $22,176, respectively, for each of the years ended December 31, 2006 and 2005.

     In May 2004, we entered into a long-term lease agreement for a warehouse facility in close proximity to our primary office and manufacturing facility with an unrelated third-party.. This lease is for a period of two (2) years and requires payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. We are responsible for all utilities and maintenance expenses. This lease expired and was terminated on June 30, 2006, relieving the company of this obligation. Further, we are responsible for any incremental real estate taxes and property insurance in excess of the amounts incurred by the landlord for the calendar year immediately preceding the execution of the lease.

Future minimum rental payments on the above leases are as follows:

           Year ended
          December 31,             Amount
          ------------           ----------
              2007                  72,643
              2008                  72,643
              2009                  68,815
              2010                  68,815
                                 ---------
             Totals              $ 137,630
                                 =========

     For the respective years ended December 31, 2006 and 2005, the Company paid an aggregate of $125,862 and$158,947, respectively, for rent under these agreements.


Item 3 - Legal Proceedings

     The Company was a nominal defendant, stakeholder, and affected party in a civil action styled Independent Banker's Bank v. Eduardo A. Godoy, et. al., Case Number 2003 CA 002466, currently pending in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida. The action was filed by a creditor of shareholders of the Company, and as Issuer of shares to other Defendants in the action the Company is named as a stakeholder and affected party in the action. No monetary claim was asserted in this action against the Company. The Company and its counsel were of the opinion that no such monetary claims should be made, and if made, were without merit and defensible. The claims were voluntarily dismissed at the end of 2006.

     From time to time the Company is subject to various legal proceedings that are incidental to the ordinary conduct of its business. The Company does not consider any such proceedings to date, either individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.


Item 4 - Submission of Matters to a Vote of Security Holders

     On June 27, 2005, pursuant to a Written Consent of Shareholder(s) Pursuant to California General Corporation Law, shareholders holding approximately 69,111,256 shares (or approximately 61%) of the then issued and outstanding shares approved the merger of an entity to be formed under Nevada Law with American Ammunition, Inc. (a California corporation) for the sole purpose of effecting the re-incorporation and change in corporate domicile. Effective January 1, 2006, the transaction was effected and since that date the company has been domiciled in and is a Nevada corporation.

                                     PART II


Item 5 - Market for Company's Common Equity, Related Stockholders Matters and Small Business Issuer Purchaser of Equity Securities

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

     The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

       Quarter                    Ask/High                  Bid/Low
-------------------------------------------------------------------
1/1/2002 - 3/31/2002               0.81                      0.33
4/1/2002 - 6/30/2002               0.65                      0.36
7/1/2002 - 9/30/2002               0.57                      0.31
10/1/2002 - 12/31/2002             0.47                      0.38

1/1/2003 - 3/31/2003               0.78                      0.53
4/1/2003 - 6/30/2003               0.85                      0.42
7/1/2003 - 9/30/2003               0.55                      0.37
10/1/2003 - 12/31/2003             0.42                      0.22

1/1/2004 - 3/31/2004               0.50                      0.27
4/1/2004 - 6/30/2004               0.42                      0.17
7/1/2004 - 9/30/2004               0.27                      0.17
10/1/2004 - 12/31/2004             0.24                      0.15

1/1/2005 - 3/31/2005               0.17                      0.09
4/1/2005 - 6/30/2005               0.14                      0.07
7/1/2005 - 9/30/2005               0.14                      0.08
10/1/2005 - 12/31/2005             0.15                      0.30

1/1/2006 - 3/31/2006               1.18                      0.30
4/1/06 - 6/30/06                   0.40                      0.28
7/1/06 - 9/30/06                   0.80                      0.25
10/1/06 - 12/31/06                 0.65                      0.36

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     As of December 31, 2006, we had approximately 240 shareholders of record, exclusive of our stockholders with their holdings in street name.

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

Specific Common Stock Transactions

     The Company satisfied in full its obligations with La Jolla Cove Investors, Inc. ("La Jolla"), which had been assigned to La Terraza Trading and Asset Management Ltd. (La Terraza) on or about September 13, 2006. The specifics of the transaction are set out in the section of the 10-KSB labeled convertible debenture and analyzed in detail in the financial statements. As a result of the transaction, , the Company has no continuing obligation under the convertible debenture and attached warrant.

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

Results of Operations

Year ended December 31, 2006 compared to Year ended December 31, 2005

     During the year ended December 31, 2006, we experienced aggregate net revenues of approximately $2,241,399, with approximately $556,057 being realized during the 4th quarter, as compared to approximately $3,243,633 in total net revenues for the year ended December 31, 2005.

     We experienced costs of goods sold of approximately $3,488,740 for the year ended December 31, 2006 as compared to approximately $4,592,210 for the year ended December 31, 2005.

     During 2006 and 2005, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $ 31,024 and $770,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity.

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

     For the year ended December 31, 2006 and 2005, respectively, we generated a negative gross profit of approximately $(1,247,341) or (55.65%), and approximately$(1,349,000), or (41.58%). While we have a backlog of orders and future order commitments from governmental agencies, we anticipate that we should be able to generate a positive gross profit in future periods; however, there are no guarantees or any certainty that this will occur.

     We experienced nominal research and development expenses of approximately $-0- and $2,000, respectively, during the year ended December 31, 2006 and December 31, 2005, principally related to the expansion of our product line.

     During 2006 and 2005, respectively, we experienced charges to operations of approximately $5,191,533 and $257,213 for compensation expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. Exclusive of the charges expenses relating to common stock issuances, operating expenses decreased by approximately $99,000 from approximately $1,567,545 for the year ended December 31, 2005 as compared to approximately $1,468,534 for the year ended December 31, 2006. .

     We recognized a net loss of approximately $(8,100,057) and (5,942,000) for the respective years ended December 31, 2006 and 2005, respectively, or $(0.96) and $(1.53) per share.

Liquidity

     As of December 31, 2006 and 2005, respectively, we had working capital of approximately $684,000, $(885,000) and $872,000. We have used cash in operating activities of approximately $(1,715,910) and $(1,802,000) during the years ended December 31, 2006 and 2005, respectively.

     The Company's improvement in working capital is directly related to the refinancing of the notes payable to stockholders that took the maturity out to 2008, classifying the notes as non-current on the current balance sheet.

Capital Requirements

     During the years ended December 31, 2006 and 2005, respectively, we added approximately $ 31,024 and $124,000 in new equipment. New equipment added in 2006 includes machinery and equipment necessary to expand our rifle cartridge making capabilities.

     Depending on future demand for our products, we may need to further increase our production capability and management is of the opinion that adequate equipment, either new or used, will be available to facilitate any future expansion

Convertible Debenture

     On October 4, 2002, the Company entered into a Securities Purchase Agreement with La Jolla for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company that such funding was allocated towards the principal balance of our convertible debentures.

     As of September 30, 2006, the outstanding balance on the La Jolla convertible debenture has been retired. A recap of the debenture activity is as follows:

                                                    Debenture      Warrant
                                                  (in dollars)   (in shares)
                                                  -----------   ------------
    Initial amount                                 $  600,000     6,000,000
    2003 redemptions                                 (208,635)   (2,086,350)
    2004 redemptions                                 (125,000)   (1,250,000)
    2005 redemptions                                  (40,000)     (400,000)
    2006 retirement                                  (226,365)   (2,263,650)
                                                   ----------   -----------
    Balances outstanding at September 30, 2006     $        -             -
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

     On September 13, 2006, La Terraza deposited a total of $2,150,000 in escrow for the use and benefit of the Company. The funds were allocated and used for the following:

1. The sum of $585,000 was paid to La Jolla to acquire for La Terraza a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of the Company's indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities thereunder; the consent of the Company to the foregoing subject to the right of the Company to prepay any and all indebtedness thereunder in the Company's common stock, without penalty, at any time before or after default.

2. The sum of $275,000 to be used by the Company to redeem and satisfy in full the Series E Preferred Stock funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000.

3. The sum of $215,000 payable as fees to Capital Investment Services, Inc. for locating, negotiating and closing the funding.

4. The sum of $100,000 to repay in full, without interest, an unsecured bridge loan from Investor to the Company dated and funded on August 25, 2006.

5.   The sum of $275,000 released to the Company for working capital.

6. The balance of $700,000, to be retained in escrow and disbursed to the Company for payment in reduction of the assigned La Jolla debenture and required warrant exercised thereunder, until the debenture and warrant obligations are satisfied in full in accordance with the terms of the assigned La Jolla documents.

     The financing transaction required the Company to deposit in escrow for later delivery a total of 11,470,000 shares of its common stock (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. The agreement also calls for an additional 5,000,000 shares of the restricted common stock of the Company to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between La Terraza and the Company for future services to advance the overall business of the Company. In addition, the Company granted La Terraza a total of 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve (12) month period prior to the date of exercise. These warrants are exercisable at any time on or before five (5) years from July 24, 2006. All shares required to be deposited into escrow were in fact deposited on September 26, 2006 as required, and were released to La Terraza on December 27, 2006, along with an additional 5,333,335 shares for additional gross proceeds of $1,000,000, which satisfied in full any and all debenture and related obligations, the entire transaction effective as of September 13, 2006.

     As of December 31, 2006, the Company has no continuing obligation under the convertible debenture and attached warrant.

Continuing Operations

     The Company intends to continuing growing its domestic sales base through the Dealer Direct program. It has also begun focusing on certain distributors and catalog houses to augment domestic sales. Management is currently negotiating contracts with several other distributors and retailers. New tooling and equipment has provided the opportunity for additional, more specialized calibers that the company intends to integrate into its product line during 2007. Management continues to work towards more efficient operations, including cost savings and additional employee recruitment and training to reduce any down time experienced. The influx of additional capital in the 4th quarter 2006 should allow the Company to make bulk purchases of raw materials and supplies, taking advantage of purchasing discounts.


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



                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers serving the Company are as follows:

Name                  Age   Position Held and Tenure
--------------------  ---  -------------------------------
J. A. Fernandez, Sr.   68  Chairman of the Board and Director of Sales
Andres F. Fernandez    41  President and Chief Executive Officer
Emilio D. Jara         41  Vice-President of Operations, Secretary and Director
Maria A. Fernandez     48  Director

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

Family Relationships

     J. A. Fernandez, Sr. is the father of Andres Fernandez and Maria Fernandez. There are no other family relationships between or among the executive officers and directors of our company.

Business Experience

     J. A. Fernandez, Sr. currently serves as the Chairman of the Board and Director or Sales. We have employed him since our inception in 1983. Mr. Fernandez is the founder F&F Equipment, which began as a family business, and is responsible for our sales activities. Mr. Fernandez has over 40 years experience in diverse industries including aerospace, advanced polymer manufacturing, munitions, mining and processing of gemstones and metal ores and has utilized such experience for the growth and development of the Company. He is fluent in Spanish.

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

Code of Ethics

     We have adopted a code of ethics that has been filed as an exhibit to this report.

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

Indemnification for Securities Act Liabilities

     The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Item 10 - Executive Compensation

     The following summary compensation table sets forth the aggregate cash compensation paid or accrued in excess of $100,000 by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended December 31, 2006, 2005 and 2004 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

----------------- ------ ------- ----- -------- -------- ------------ ---------------- ------------ --------
                                                                      Changes in
                                                                      Pension Value
                                                                      and
                                                         Non-equity   Nonqualified
Name and                                                 Incentive    Deferred
Principal                              Stock    Option   Plan         Compensation     All other
position          Year   Salary  Bonus Awards   Awards   Compensation Earnings         Compensation Total
----------------- ------ ------- ----- -------- -------- ------------ ---------------- ------------ --------
                  2006   104,000 N/A   N/A      N/A      N/A          N/A              N/A          104,000
J. A.             2005   104,000                                                                    104,000
Fernandez, Sr.    2004   104,000                                                                    104,000
Chairman and
Vice President
of Sales

                  2006   132,600 N/A   N/A      N/A      N/A          N/A              N/A          132,600
Andres F.         2005   132,600                                                                    132,600
Fernandez         2004   132,600                                                                    132,600
President and
Chief Executive
Officer
----------------- ------ ------- ----- -------- -------- ------------ ---------------- ------------ --------

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

                                                % of Class
     Name and address                       Beneficially Owned  Number of Shares
--------------------------------------------------------------------------------
Andres F. Fernandez                             0.012%              277,932
J. A. Fernandez, Sr.                            0.026%              605,439
Amelia C. Fernandez                             0.009%*             214,095
Maria A. Fernandez                              0.001%*              13,000

Emilio D. Jara                                  0.000%*               2,713
Capital Investment Services                    24.84%             5,633,335
         Irrevocable Trust Escrow
National Business Investors                     5.511%            1,268,181
RFP Development, LLC                            7.975%            1,835,000
Alistair Tait Snowie                           25.643%            5,900,000

Total securities held by officers               0.048             1,113,179
  and directors as a group (4 people)
--------------
*    Less than 1%

     The contact address for each of our officers and directors is 3545 N.W. 71st Street, Miami, FL 33147.

     Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. J. A. Fernandez, Sr. is the father of Andres Fernandez and Maria Fernandez. The table above does not include the 19,225 shares Maria Fernandez holds as a Trustee for an Irrevocable Trust in which neither she nor any of the other Officers or Directors is the beneficial owner.

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

33.1  Code of Ethics.


Item 14 - Principal Accountant Fees and Services

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                               Year ended        Year ended
                                               December 31,     December 31,
                                                   2006             2005
                                               -----------      -----------
1.       Audit fees                             $   56,869      $    49,724
2.       Audit-related fees                              -                -
3.       Tax fees                                    3,881            4,972
4.       All other fees                                  -                -
                                               -----------      -----------
   Totals                                      $    60,570      $    57,636
                                               ===========      ===========

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






                [Balance of this page intentionally left blank.]

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                           Page

Report of Registered Independent Certified Public Accounting Firm           F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2006 and 2005                                       F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2006 and 2005                         F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2006 and 2005                         F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2006 and 2005                         F-7

   Notes to Consolidated Financial Statements                               F-9

                        Letterhead of S. W. Hatfield, CPA

        Report of Registered Independent Certified Public Accounting Firm



Board of Directors and Stockholders
American Ammunition, Inc.

We have audited the accompanying consolidated balance sheets of American Ammunition, Inc. (a Nevada corporation) and Subsidiaries (Florida corporations) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2006 and 2005, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ammunition, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their consolidated operations and consolidated cash flows for each of the two years ended December 31, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company experiences negative gross profit margins, losses from operations and negative cash flows from operations.
Further, liquidity in prior periods was provided by equity securities sales related to the redemption of a convertible debenture and mandatory exercise of attached warrants. During 2006, the Company, in a new securities transaction, retired the outstanding balance on the convertible debenture and cancelled the remaining attached warrants. As a result of this transaction, the Company's "safety net" for future liquidity no longer exists. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                         /s/ S. W. Hatfield, CPA
                                                       -------------------------
                                                             S. W. HATFIELD, CPA
Dallas, Texas
April 10, 2007

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005


                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $   1,209,116   $     431,050
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $-0- and $12,463, respectively                                               396,638         571,427
   Inventory                                                                          510,104         560,090
   Prepaid expenses                                                                    59,059          56,789
                                                                                -------------   -------------
     Total Current Assets                                                           2,174,917       1,619,356
                                                                                -------------   -------------
Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                          7,945,125       8,095,110
   Office furniture and fixtures                                                       71,437          69,889
   Leasehold improvements                                                             184,939         190,277
                                                                                -------------   -------------
                                                                                    8,199,501       8,355,276
   Accumulated depreciation                                                        (5,575,782)     (5,577,447)
   Impairment of recoverability of carrying value                                  (2,623,719)     (2,777,829)
                                                                                -------------   -------------
     Net Property and Equipment                                                             -               -
                                                                                -------------   -------------
Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $119,466 and $64,328, respectively                                               156,224        211,362
   Loan costs and fees, net of accumulated amortization
     of approximately $65,250 and $11,309, respectively                                     -          53,941
   Deposits and other                                                                  83,660          83,660
                                                                                -------------   -------------
     Total Other Assets                                                               239,884         348,963
                                                                                -------------   -------------
TOTAL ASSETS                                                                    $   2,414,801   $   1,968,319
                                                                                =============   =============


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2006 and 2005


                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                                $           -   $     975,000
   Working capital advance                                                                  -         150,000
   Customer deposits                                                                  189,840         232,690
   Accounts payable - trade                                                           735,261         846,618
   Accrued salaries and wages                                                         414,164         245,929
   Federal excise taxes payable                                                        45,806               -
   Accrued interest payable                                                            34,787          26,388
   Accrued dividends payable                                                           70,636          27,729
                                                                                -------------   -------------
     Total Current Liabilities                                                      1,490,494       2,504,354

Long-Term Liabilities
   Notes payable to shareholders                                                    1,075,000               -
   Federal excise taxes payable                                                       273,000               -
                                                                                -------------   -------------
     Total Liabilities                                                              2,838,494       2,504,354
                                                                                -------------   -------------

Commitments and Contingencies

Mandatory Convertible Debenture                                                             -         226,365
                                                                                -------------   -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
         1,795,320 shares allocated to Series A
         91,700 shares allocated to Series B
         1,905,882 shares allocated to Series C
         100,000 shares allocated to Series E                                           2,004           1,991
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     23,007,902 and 4,173,378 shares issued and outstanding                            23,008           4,173
   Additional paid-in capital                                                      33,701,314       25,394,233
   Accumulated deficit                                                            (34,150,019)      (25,987,797)
                                                                                -------------   -------------
                                                                                     (423,693)       (587,400)
   Stock subscription receivable                                                            -        (175,000)
                                                                                -------------   -------------
   Total Stockholders' Equity                                                        (423,693)       (762,400)
                                                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   2,414,801   $   1,968,319
                                                                                =============   =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2006 and 2005

                                                                                Year ended        Year ended
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------

Revenues                                                                        $   2,241,399   $   3,243,633
                                                                                -------------   -------------
Cost of Sales
   Materials                                                                       1,680,755        2,001,076
   Direct Labor                                                                       894,381       1,193,259
   Other direct costs and expenses                                                    412,650         627,813
   Federal Excise taxes                                                               469,930               -
   Depreciation                                                                        31,024         770,062
                                                                                -------------   -------------
     Total Cost of Sales                                                            3,488,740       4,592,210
                                                                                -------------   -------------
Gross Profit                                                                       (1,247,341)     (1,348,577)
                                                                                -------------   -------------
Operating Expenses
   Research and development expenses                                                       -            2,251
   Marketing and promotion expenses                                                  109,976          184,566
   Salaries, wages and related expenses                                              529,512          583,000
   Other operating expenses                                                          608,095          681,969
   Bad debt expense                                                                   12,089           12,463
   Interest expense                                                                  153,724           42,467
   Depreciation expense                                                                    -            5,691
   Amortization of intangibles                                                         55,138          55,138
   Consulting expense related to common stock
     issuances at less than "fair value"                                            5,191,533         257,213
                                                                                -------------   -------------
     Total Operating Expenses                                                       6,660,067       1,824,758
                                                                                -------------   -------------
Loss from Operations                                                               (7,907,408)     (3,173,335)

Other Income (Expense)
   Other income (expense)                                                             186,801          9,495
   Prepayment penalty on Series E redemption                                          (25,000)             -
   Settlement fees on debenture restructuring and retirement                         (354,450)             -
   Impairment charge against carrying value of property and equipment                       -      (2,777,829)
                                                                                -------------   -------------
Loss before Income Taxes                                                           (8,100,057)     (5,941,669)

Provision for Income Taxes                                                                  -               -
                                                                                -------------   -------------
Net Loss                                                                           (8,100,057)     (5,941,669)

Other Comprehensive Income                                                                  -               -
                                                                                -------------   -------------
Comprehensive Loss                                                                 (8,100,057)     (5,941,669)
Preferred Stock Dividends                                                             (62,165)        (56,253)
                                                                                -------------   -------------
Net Loss available to Common Shareholders                                       $  (8,162,222)  $  (5,997,922)
                                                                                =============   =============
Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted                               $       (0.96)  $       (1.53)
                                                                                =============   =============
Weighted-average number of common shares outstanding                                8,524,241       3,907,499
                                                                                =============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2006 and 2005

                                            Mandatory Convertible
                                             Preferred Stock          Common Stock      Additional
                                           ---------------------    -------------------    paid-in     Accumulated
                                             Shares     Amount      Shares      Amount    capital        deficit        Total
                                          ---------------------------------------------------------------------------------------

Balances at January 1, 2005                 2,009,582  $    2,010     3,743,516 $  3,743   $ 24,543,820 $(19,989,875)  $ 4,559,698

Conversion of preferred stock
   into common stock                          (18,340)        (19)       66,810       67            (47)           -             -
Issuance of common stock for
 Cash                                               -           -       293,603      294        476,312            -       436,607
  Consulting expense for value of common
  stock sold at less than "fair value"              -           -             -                 257,213            -       257,213
  Less cost of capital                              -           -             -                 (10,000)           -       (10,000)
 Loan fees and costs                                -           -        37,500       38         65,212            -        65,250
 Employee bonus                                     -           -         8,334        8         17,325            -        17,333
 Payment of preferred stock dividends               -           -        23,615       24         44,400            -        44,424
Dividends declared on preferred stock               -           -             -        -              -      (56,253)      (56,253)
Net loss for the year                               -           -             -        -              -   (5,941,669)   (5,941,669)
                                          ----------------------------------------------------------------------------------------
Balances at December 31, 2005               1,991,242       1,991     4,173,378    4,173     25,394,235  (25,987,797)     (587,398)

Conversion of preferred stock
   into common stock                          (36,680)        (37)      831,412      831           (794)           -             -
Issuance of preferred stock for cash          100,000         100             -        -        499,900            -       500,000
Cash redemption of preferred stock            (50,000)        (50)            -        -       (249,950)           -      (250,000)
Issuance of common stock for
   Cash for retirement of convertible
     debenture, working capital advances
     and settlement of stock subscription
     receivable                                     -           -    16,859,338   16,859      3,161,702             -    3,178,561
   Employee bonus                                   -           -        41,666       42         17,458             -       17,500
   Payment of preferred stock dividends             -           -        50,135       50         19,127             -       19,177
   Payment of accrued interest payable and
     reimbursement of expenses paid by
     shareholder                                    -           -     1,051,973    1,052         83,106             -       84,158
Cost of capital for preferred and common
     stock sales                                    -           -             -        -       (415,000)            -     (415,000)
Consulting expense for value of common
     stock issued at less than "fair value"         -           -             -        -      5,191,531             -    5,191,531
Dividends declared on preferred stock               -           -             -        -              -       (62,165)     (62,165)
Net loss for the year                               -           -             -        -              -    (8,100,057)  (8,100,057)
                                          ----------------------------------------------------------------------------------------
Balances at December 31, 2006               2,004,562  $    2,004    23,007,902 $ 23,008   $ 33,701,314  $(34,150,019) $  (423,693)
                                          ========================================================================================

Stock subscription receivable at December 31, 2006 and 2005, respectively was $-0- and $175,000.

                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005

                                                                                Year ended        Year ended
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (8,100,057)  $  (5,941,669)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                                  140,103         842,200
       Bad debt expense                                                                12,089          12,463
       Payment of expenses with common stock                                          412,732          17,333
       Consulting expense related to common stock issuances
         at less than "fair value"                                                  5,191,533         257,213
       (Increase) Decrease in
         Accounts receivable                                                          162,700          55,554
         Inventory                                                                     49,986         352,334
         Prepaid expenses, deposits and other                                          (2,270)          2,057
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                               207,448         (90,269)
         Accrued payroll payable                                                      168,235         109,959
         Accrued interest payable                                                      84,441          11,388
         Customer deposits                                                            (42,850)       (208,216)
                                                                                -------------   -------------
Net cash provided by (used in) operating activities                                (1,715,910)     (1,801,824)
                                                                                -------------   -------------
Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)       (124,198)
                                                                                -------------   -------------
Net cash used in investing activities                                                 (31,024)       (124,198)
                                                                                -------------   -------------
Cash flows from financing activities
   Proceeds from loans from stockholders                                              100,000         975,000
   Cash paid to retire convertible debenture                                         (585,000)              -
   Cash received on working capital advances                                        2,200,000         150,000
   Cash received on sale of preferred stock                                           500,000               -
   Cash paid to retire preferred stock                                               (275,000)
   Cash received on issuance of mandatory convertible debenture                             -         436,607
   Cash received on sale of common stock                                            1,000,000               -
   Cash paid to acquire capital                                                      (415,000)        (10,000)
                                                                                -------------   -------------
Net cash provided by financing activities                                           2,525,000       1,551,607
                                                                                -------------   -------------
INCREASE (DECREASE) IN CASH                                                           788,066        (374,415)

Cash at beginning of year                                                             431,050         805,465
                                                                                -------------   -------------
Cash at end of year                                                             $   1,209,226   $     431,050
                                                                                =============   =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $      34,227   $      19,770
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of working capital advances into common stock                   $   2,200,000   $      40,000
                                                                                =============   =============
     Payment of accrued dividends on preferred
       stock with common stock                                                  $      19,177   $      44,424
                                                                                =============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note C - Going Concern Uncertainty

The Company continues to experience fluctuating periodic revenues, as demonstrated in Note P. The Company's operations consistently demonstrate a negative cash flow position as evidenced by net cash used in operating activities of approximately $(1,716,000), $(1,802,000), $(649,000),
$(2,918,000),  $(1,236,000)  and  $(1,100,000)  for each of the respective years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001.

The Company has sustained liquidity through the sale of equity securities, restricted and unrestricted, domestically and in international markets and significant working capital advances have been made by members of management and/or existing shareholders. Future liquidity may be dependent upon future offerings of debt and/or equity securities; however, the availability of further liquidity from these sources is uncertain.

The Company's continued existence is principally dependent upon its ability to generate sufficient cash flows from operations to support its daily operations on a timely basis. There is no assurance that the Company will be able to obtain raw materials in sufficient quantity, due to its financial condition, to ensure success of its business plan. Further the ability to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company is uncertain.

The Company anticipates that additional working capital will be necessary to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through either bank lines-of-credit or the sale of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank, the cash generated from operating activities and/or additional funds loaned by the Company's management and/or shareholders to preserve the integrity of the corporate entity. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted to the point that all operating activities are ceased.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note D - Summary of Significant Accounting Policies - Continued

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

     In November 2004, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 151, "Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4." Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges. The provisions of this Statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement No. 151 was adopted the Company on January 1, 2006. There was no material impact resulting from the adoption of Statement No. 151 on the Company's financial statements.

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

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. In the event that these carryforwards were not fully utilized, they began to expire in 2005.

6.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note D - Summary of Significant Accounting Policies - Continued

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

     As of December 31, 2006 and 2005, and subsequent thereto, the Company had no options outstanding. The outstanding warrants, mandatory convertible preferred stock and mandatory convertible debentures are anti-dilutive due to the Company's net operating loss position.

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Pending and/or New Accounting Pronouncements

     The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.


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


Note F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts in a single  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution.

During the period ended December 31, 2006 and 2005 and the periods subsequent thereto, respectively, the various operating companies maintained deposits in this financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses through December 31, 2006, and subsequent thereto, as a result of any of these unsecured situations.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note G - Inventory

 As of December 31, 2006 and 2005, inventory consisted of the following components:

                                    December 31,      December 31,
                                        2006               2005
                                   -------------      ------------

         Raw materials                 $375,732           $522,524
         Work in process                119,851             30,103
         Finished goods                  14,521              7,463
                                       --------           --------
         Totals                        $510,104           $560,090
                                       ========           ========


Note H - Property and Equipment

Property and equipment consist of the following components:

                                     December 31,    December 31,    Estimated
                                         2006             2005      useful life
                                     ------------  -------------   ------------

Manufacturing equipment              $  7,944,673  $  8,095,110     3-10 years
Office furniture and fixtures              69,889        69,889     3- 7 years
Leasehold improvements                    184,939       190,277     8-20 years
                                     ------------  ------------
                                        8,199,501     8,355,276
Accumulated depreciation               (5,575,782)   (5,577,447)
Impairment of recoverability
    of carrying value                  (2,623,719)   (2,777,829)
                                     ------------  ------------
Net property and equipment           $          -  $          -
                                     ============  ============

     Total depreciation expense charged to operations for the years ended December 31, 2006 and 2005 was approximately $31,024 and$775,753, respectively.

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


Note I - Loans from Shareholders

                                                                    December 31,  December 31,
                                                                      2006            2005
                                                                    ------------  ------------
Four  separate  notes  payable  to three  separate  stockholders.
Interest at 8.0%,  payable monthly.  Principal due at maturity on
December 31, 2008.  Shareholder/lender  has the option to convert the  principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the average closing bid and ask price on the date of  conversion or $0.08 per share,  whichever is less.  Each
note is unsecured.                                                  $  1,075,000  $    650,000
                                                                    ============  ============

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note J - Federal Excise Taxes Payable

On March 29, 2007, the Company reached a settlement and executed a Payment Agreement with the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, related to a audit of the Company's Federal Excise Taxes obligation. The audit commenced during 2006. The Payment Agreement calls for the Company to pay an aggregate total of $300,000, plus interest at the statutory rate starting on March 29, 2007. The payment schedule is as follows: April 2007 through March 2008 - $3,000 per month; April 2008 - March 2009 - $4,000 per month; and April 2009 - March 2013 - $5,000 per month.

This obligation has been fully accrued in the accompanying financial statements as of December 31, 2006.


Note K - Convertible Debenture

On October 4, 2002, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures.

As of September 30, 2006, the outstanding balance on the La Jolla convertible debenture has been retired. A recap of the debenture activity is as follows:

                                                      Debenture     Warrant
                                                    (in dollars)   (in shares)
                                                    -------------------------
       Initial amount                                 $  600,000    6,000,000
       2003 redemptions                                 (208,635)  (2,086,350)
       2004 redemptions                                 (125,000)  (1,250,000)
       2005 redemptions                                  (40,000)    (400,000)
       2006 retirement                                  (226,365)  (2,263,650)
                                                      ----------   ----------
       Balances outstanding at September 30, 2006     $        -            -
                                                      ==========   ==========

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

On September 13, 2006, La Terraza Trading and Asset Management Ltd. (La Terraza) deposited a total of $2,150,000 in escrow for the use and benefit of the Company. The funds were allocated and used for the following:

1. The sum of $585,000 was paid to La Jolla Cove Investors, Inc. ("La Jolla") to acquire for La Terraza a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of the Company's indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities thereunder; the consent of the Company to the foregoing subject to the right of the Company to prepay any and all indebtedness thereunder in the Company's common stock, without penalty, at any time before or after default.
2. The sum of $275,000 to be used by the Company to redeem and satisfy in full the Series E Preferred Stock funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000.
3. The sum of $215,000 payable as fees to Capital Investment Services, Inc. for locating, negotiating and closing the funding.
4. The sum of $100,000 to repay in full, without interest, an unsecured bridge loan from Investor to the Company dated and funded on August 25, 2006.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note K - Convertible Debenture - Continued

5.   The sum of $275,000 released to the Company for working capital.
6. The balance of $700,000, to be retained in escrow and disbursed to the Company for payment in reduction of the assigned La Jolla debenture and required warrant exercised thereunder, until the debenture and warrant obligations are satisfied in full in accordance with the terms of the assigned La Jolla documents.

The financing transaction required the Company to deposit in escrow for later delivery a total of 11,470,000 shares of its common stock (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. The agreement also calls for an additional 5,000,000 shares of the restricted common stock of the Company to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between La Terraza and the Company for future services to advance the overall business of the Company. In addition, the Company granted La Terraza a total of 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve (12) month period prior to the date of exercise. These warrants are exercisable at any time on or before five (5) years from July 24, 2006. All shares required to be deposited into escrow were in fact been deposited on September 26, 2006 as required, and were released to La Terraza on December 27, 2006, effective as of September 13, 2006.

Discussion of retired debenture

The debentures bore interest at 8% and were scheduled to mature on June 31 [sic], 2007, and were convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures were convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by 10 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (I) $1.00 or
(ii) seventy six percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.30 per share, the Company will have the option to prepay the debenture at 125% rather than have the debenture converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. As of December 31, 2006, the warrant has been cancelled due to the repayment and final settlement on the convertible debenture.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



Note K - Convertible Debenture - Continued

Discussion of retired debenture - continued

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

As of December 31, 2006, the Company has no continuing obligation under the convertible debenture and attached warrant.




                (Remainder of this page left blank intentionally)

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



Note L - Preferred Stock Transactions

Preferred stock consists of the following as of December 31, 2006 and 2005, respectively:

                                                     December 31,2006        December 31, 2005
                                                     ----------------        -----------------
                                                     # shares   value     # shares     value
                                                    --------- ---------  ----------  ---------
Series A Cumulative Convertible Preferred Stock        12,000 $  60,000      12,000  $  60,000
Series B Cumulative Convertible Preferred Stock        36,680   183,400      73,360    366,800
Series C Convertible Preferred Stock                1,905,882   324,000   1,905,882    324,000
Series E 8% Convertible Preferred Stock                50,000   250,000           -          -
                                                    --------- ---------  ----------  ---------
                                                    2,004,562 $ 817,400   1,991,242  $ 750,800
                                                    ========= =========  ==========  =========

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note L - Preferred Stock Transactions - Continued

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

On March 31, June 30, October 23, and December 27, 2006, respectively, the holders of the Series B Preferred Stock exercised their conversion rights and exchanged an aggregate 36,680 shares (9,170 shares per conversion) of Series B Preferred Stock for 831,412 shares of restricted, unregistered common stock.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note L - Preferred Stock Transactions - Continued

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

The Company warrants and agrees that if, at any time within the period commencing on the date of the final closing of the Offering and expiring on the 5th anniversary of the date thereof, the Company should file a registration statement with the SEC under the Securities Act (other than in connection with a merger or other business combination transaction or pursuant to Form S-8), it will give written notice at least 30 calendar days prior to the filing of each such registration statement to the holders of the Series E 8% Convertible Preferred Stock and the holders of the shares of the Common Stock issued upon the conversion or redemption of the shares of Series E Convertible Preferred Stock, or their permitted assigns (Holders) of its intention to do so. If the Holders notify the Company within 30 calendar days after receipt of any such notice of its or their desire to include any such shares of Common Stock issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock in such proposed registration statement, the Company shall use its "best efforts" to have any such shares of Common Stock is issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock registered under such registration statement.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note L - Preferred Stock Transactions - Continued

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


Note M - Common Stock Transactions

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

Calendar 2005 Transactions

On various dates between June 28, 2005 and August 10, 2005, the Debenture Holder elected to convert an aggregate $40,000, through 4 separate transactions, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 293,602 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 400,000 shares of the Company's common stock for gross proceeds of $400,000. In September and December 2005,respectively, the Holders of the Series B Preferred Stock exercised their conversion rights and exchanged an aggregate 18,340 shares of Series B Preferred Stock for 66,810 shares of restricted, unregistered common stock.

Jn July 2005, the Company issued approximately 8,333 shares of unregistered, restricted common stock to Paul Goebel, the Company's former Director of Domestic Sales, as an employee bonus. These shares were valued at approximately $17,166, which approximated the market value of the shares on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note M - Common Stock Transactions

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note M - Common Stock Transactions

Calendar 2006 Transactions - continued

In December 2006, the Company issued approximately 284,168 shares of restricted, unregistered common stock, valued at approximately $22,733, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $90,934 on this transaction.

On March 31, June 30, October 23, and December 27, 2006, respectively, the holders of the Series B Preferred Stock exercised their conversion rights and exchanged an aggregate 36,680 shares (9,170 shares per conversion) of Series B Preferred Stock for 831,412 shares of restricted, unregistered common stock.

On September 13, 2006, the Company issued 56,003 shares of common stock to La Jolla Cove Investors, Inc. to complete all obligations to La Jolla and assign any and all of La Jolla's right, title and interest in any and all of the Company's indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities thereunder; the consent of the Company to the foregoing subject to the right of the Company to prepay any and all indebtedness thereunder in the Company's common stock, without penalty, at any time before or after default to La Terraza Trading and Asset Management, Inc.

In July, August and October 2006, in three separate transactions, the Company issued an aggregate 50,135 shares of restricted, unregistered common stock in payment of approximately $19,177 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarters ended March 31, June 30 and September30, 2006, respectively. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On December 27, 2006, effective as of September 13, 2006, the Company and La Terraza agreed that all pertinent conditions had been met and the Company released the aforementioned 11,470,000 shares of common stock issued pursuant to the Company's active Registration Statement on Form SB-2 to La Terraza in exchange for the previous receipt of approximately $2,150,000 in cash proceeds, the use of which has previously be discussed. The Company paid placement fees of approximately $215,000 in connection with the sale of these securities and the retirement of the La Jolla convertible debentures. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $3,704,810 on this transaction.

On December 27, 2006, the Company issued an additional 5,333,335 shares of common stock to La Terraza for gross proceeds of approximately $1,000,000. The Company paid placement fees of approximately $100,000 in connection with the sale of these securities. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $1,136,000 on this transaction.


Note N - Stock Warrants

In conjunction with the Company's Private Placement Memorandum for the sale of Series E Convertible Preferred Stock, the Company agreed to issue to the Placement Agent warrants to purchase up to 500 shares of the Company's common stock for each $50,000 of Series E Convertible Preferred Stock sold by the Placement Agent in the Offering (Placement Agent Warrants), each warrant entitling the holder to purchase 1 share of the Company's Common Stock at an exercise price of $0.90 per share exercisable at any time for a period of 3 years from date of issuance.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note N - Stock Warrants - Continued

On September 6, 2006, in conjunction with the $2,150,000 Financing Agreement with La Terraza, the Company issued warrants to purchase 600,000 shares of common stock at the lesser of $0.1875 per share or the average closing price per share for the Company's common stock over the twelve (12) month period prior to the date of such exercise, with the warrants being exercisable at any time from the issue date through July 24, 2011. The following table presents warrant activity through December 31, 2006:

                                                             Weighted
                                                              Average
                                          Number of          Exercise
                                           Shares              Price
                                         -----------       -------------

     Balance at January 1, 2005            2,663,650          $ 1.00
       Issued                                      -               -
       Exercised                             (40,000)         $ 1.00
       Expired                                     -               -
                                         -----------       -------------
     Balance at December 31, 2005          2,263,650          $ 1.00
       Issued
         Placement agent warrants              1,000          $ 0.90
         La Terraza warrants                 600,000          $ 0.1875
       Exercised                                   -               -
       Expired                            (2,263,650)         $ 1.00
                                         -----------       -------------
     Balance at December 31, 2006            601,000          $ 0.1887
                                         ==========        =============


Note O - Rental Commitments

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

The Company's subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $23,057 and 22,176, respectively, for each of the years ended December 31, 2006 and 2005.

In May 2004, the Company entered into a long-term lease agreement for a warehouse facility adjacent to the Company's primary office and manufacturing facility. This lease was for a period of two (2) years and required payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. The Company was responsible for all utilities and maintenance expenses. This lease expired on May 31, 2006 and the Company has no further responsibility under this lease agreement.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note O - Rental Commitments - Continued

Future minimum rental payments on the above leases are as follows:

                    Year ended
                   December 31,        Amount
                   ------------      ----------
                       2007          $   72,643
                       2008              68,815
                       2007              68,815
                                     ----------
                      Totals         $  210,273
                                     ==========

For the respective years ended December 31, 2006 and 2005, the Company paid an aggregate of $125,862 and $158,947 in rent under these agreements.


Note P - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2006 and 2005, respectively, are as follows:

                                      Year ended        Year ended
                                      December 31,    December 31,
                                          2006            2005
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
                                           ======           ======

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $14,500,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire in 2005. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Year ended        Year ended
                                                           December 31,     December 31,
                                                               2006              2005
                                                           --------------  ----------------
Statutory rate applied to loss before income taxes         $   (2,683,000) $     (2,020,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                    -                 -
  Non-deductible items
    Impairment of recoverability of carrying value
     of fixed assets                                                    -           944,000
    Compensation expense related to common
      stock issuances at less than "fair value"                 1,765,000            87,000
    Other, including reserve for deferred tax asset               918,000           989,000
                                                           --------------   ---------------

    Income tax expense                                     $            -   $             -
                                                           ==============   ===============

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



Note P - Income Taxes - Continued

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively:

                                              Year ended        Year ended
                                              December 31,     December 31,
                                                  2006            2005
                                              ------------     ------------
     Deferred tax assets - long-term
       Net operating loss carryforwards       $  4,930,000     $  4,080,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences         (500,000)        (525,000)
                                              ------------     ------------
                                                 4,430,000        3,555,000
     Less valuation allowance                   (4,430,000)      (3,555,000)
                                              ------------     ------------
       Net Deferred Tax Asset                 $          -     $           -
                                              ============     =============

During the years ended December 31, 2006 and 2005, respectively, the valuation allowance increased (decreased) by approximately $875,000 and $1,576,000.


Note Q - Revenue Concentrations

The Company sells to both commercial and governmental customers, in both domestic and foreign markets. The following table shows the Company's gross revenue composition:

                                  Year ended                 Year ended
                                December 31, 2006       December 31, 2005
                                -----------------       -----------------
                              Amount     % of total    Amount    % of total
                             ----------   ----------   ----------  ----------
Domestic
   Commercial
     Customer A              $  713,429     31.83      $  222,272      6.85
     Others                   1,140,334     50.88         958,813     29.56
                             ----------   ----------   ----------  ----------
                              1,853,762     82.71       1,181,085     46.41
                             ----------   ----------   ----------  ----------

   Private Label                268,129     11.96         407,063     12.55
                             ----------   ----------   ----------  ----------

   Governmental
     Customer B                  51,089      2.28         541,392     16.69
     Customer C                       -         -         399,860     12.33
     Others                      10,256      0.46          44,963      1.39
                             ----------   ----------   ----------  ----------
                                 61,345      2.74         986,215     30.41
                             ----------   ----------   ----------  ----------
Foreign
   Governmental
     Customer D                       -            -      644,180     19.86
     Others                      58,163         2.59       25,090      0.77
                             ----------   ----------   ----------  ----------
                                 58,163         2.59      669,270     20.63
                             ----------   ----------   ----------  ----------

     Totals                  $2,241,399       100.00   $3,243,633    100.00
                             ==========   ==========   ==========  ==========

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note R - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005, respectively.

                              Quarter ended    Quarter ended   Quarter ended    Quarter ended      Year ended
                                March 31,        June 30,      September 30,    December 31,      December 31,
                             --------------- ----------------  -------------    ------------      ------------
Calendar 2006
   Revenues - net             $      710,111    $    669,386   $     305,805    $    556,057      $  2,241,399
   Gross profit               $     (667,994)   $      4,297   $    (389,262)   $   (194,382)     $ (1,247,341)
   Net earnings after
     provision for
     income taxes             $   (1,108,192)   $   (396,668)  $  (1,179,115)   $ (5,416,082)     $ (8,100,057)
   Basic and fully diluted
     earnings per share       $        (0.26)   $      (0.09)  $       (0.23)   $      (0.31)     $      (0.96)
   Weighted average
     number of shares
     issued and outstanding        4,270,491       4,797,286       5,199,890      17,449,148         8,524,241

Calendar 2005
   Revenues - net             $    1,170,317    $     684,693  $     378,326    $  1,010,297      $  3,243,633
   Gross profit               $     (366,263)   $    (676,300) $    (757,023)   $    451,009      $ (1,348,577)
   Net earnings after
     provision for
     income taxes             $     (786,044)   $  (1,155,474) $  (1,118,089)   $ (2,882,062)     $ (5,941,669)
   Basic and fully diluted
     earnings per share       $        (0.21)   $       (0.32) $       (0.29)   $      (0.70)     $      (1.52)
   Weighted average
     number of shares
     issued and outstanding        3,742,585        3,557,402      3,812,069       4,126,366         3,907,499





                (Remainder of this page left blank intentionally)



                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            American Ammunition, Inc.

Dated: April 13, 2007           By:   /s/ Andres F. Fernandez
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


Dated: April 13, 2007           By:   /s/ Andres F. Fernandez
       --------------               -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: April 13, 2007           By:   /s/ J. A. Fernandez, Sr.
       --------------              ------------------------------------
                                     J. A. Fernandez, Sr.
                                     Chairman, Director of Sales,
                                     and Director

Dated: April 13, 2007           By:   /s/ Emilio D. Jara
       --------------               ------------------------------
                                     Emilio D. Jara.
                                     Vice President - Operations,
                                     Corporate Secretary and Director

Dated: April 13, 2007           By:   /s/ Maria A. Fernandez
       --------------                ----------------------------------
                                     Maria A. Fernandez,
                                     Director