Form 10KSB/A
period 2006-12-30
AMERICAN AMMUNITION INC/FL
filed 2007-05-01
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB/A



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



                    DESCRIPTION OF CHANGES CAUSING AMENDMENT

This amended filing corrects two inadvertent clerical typographical errors on the "Year ended December 31, 2006" column on the Statement of Cash Flows as previously reported; specifically, the net increase in cash subtotal and the cash balance at the end of the year total.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005

                                                                                Year ended        Year ended
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (8,100,057)  $  (5,941,669)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                                  140,103         842,200
       Bad debt expense                                                                12,089          12,463
       Payment of expenses with common stock                                          412,732          17,333
       Consulting expense related to common stock issuances
         at less than "fair value"                                                  5,191,533         257,213
       (Increase) Decrease in
         Accounts receivable                                                          162,700          55,554
         Inventory                                                                     49,986         352,334
         Prepaid expenses, deposits and other                                          (2,270)          2,057
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                               207,448         (90,269)
         Accrued payroll payable                                                      168,235         109,959
         Accrued interest payable                                                      84,441          11,388
         Customer deposits                                                            (42,850)       (208,216)
                                                                                -------------   -------------
Net cash provided by (used in) operating activities                                (1,715,910)     (1,801,824)
                                                                                -------------   -------------
Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)       (124,198)
                                                                                -------------   -------------
Net cash used in investing activities                                                 (31,024)       (124,198)
                                                                                -------------   -------------
Cash flows from financing activities
   Proceeds from loans from stockholders                                              100,000         975,000
   Cash paid to retire convertible debenture                                         (585,000)              -
   Cash received on working capital advances                                        2,200,000         150,000
   Cash received on sale of preferred stock                                           500,000               -
   Cash paid to retire preferred stock                                               (275,000)
   Cash received on issuance of mandatory convertible debenture                             -         436,607
   Cash received on sale of common stock                                            1,000,000               -
   Cash paid to acquire capital                                                      (415,000)        (10,000)
                                                                                -------------   -------------
Net cash provided by financing activities                                           2,525,000       1,551,607
                                                                                -------------   -------------
INCREASE (DECREASE) IN CASH                                                           778,066        (374,415)

Cash at beginning of year                                                             431,050         805,465
                                                                                -------------   -------------
Cash at end of year                                                             $   1,209,116   $     431,050
                                                                                =============   =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $      34,227   $      19,770
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of working capital advances into common stock                   $   2,200,000   $      40,000
                                                                                =============   =============
     Payment of accrued dividends on preferred
       stock with common stock                                                  $      19,177   $      44,424
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

Dated: April 30, 2007           By:   /s/ Andres F. Fernandez
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


Dated: April 30, 2007           By:   /s/ Andres F. Fernandez
       --------------               -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: April 30, 2007           By:   /s/ J. A. Fernandez, Sr.
       --------------              ------------------------------------
                                     J. A. Fernandez, Sr.
                                     Chairman, Director of Sales,
                                     and Director

Dated: April 30, 2007           By:   /s/ Emilio D. Jara
       --------------               ------------------------------
                                     Emilio D. Jara.
                                     Vice President - Operations,
                                     Corporate Secretary and Director

Dated: April 30, 2007           By:   /s/ Maria A. Fernandez
       --------------                ----------------------------------
                                     Maria A. Fernandez,
                                     Director