Form 10QSB
period 2007-03-31
AMERICAN AMMUNITION INC/FL
filed 2007-05-14
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

================================================================================
(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

================================================================================

Commission File Number: 0-32379

                            American Ammunition, Inc.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             91-2021594
---------------------------------                 -----------------------------
(State of incorporation)                            (IRS Employer ID Number)

                      3545 NW 71st Street, Miami, FL 33147
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 835-7400
     ----------------------------------------------------------------------
                           (Issuer's telephone number)

================================================================================


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 3, 2007: 23,288,306


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                            American Ammunition, Inc.

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents


                                                                           Page

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements                                              3

  ITEM 2 - Management's Discussion and Analysis or Plan of Operation        30

  ITEM 3 - Controls and Procedures                                          33

                           PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                                34

  ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds      34

  ITEM 3 - Defaults Upon Senior Securities                                  35

  ITEM 4 - Submission of Matters to a Vote of Security Holders              35

  ITEM 5 - Other Information                                                35

  ITEM 6 - Exhibits                                                         35


SIGNATURES                                                                  36

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2007 and 2006

                                   (Unaudited)

                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                      $     700,546  $     289,712
   Accounts receivable - trade, net of
     allowance for doubtful accounts of
     $-0- and $12,463, respectively                                    222,944        230,234
   Inventory                                                           634,139        425,337
   Prepaid expenses                                                     56,857         64,936
                                                                 -------------  -------------
     Total Current Assets                                            1,614,536      1,010,219
                                                                 -------------  -------------

Property and Equipment - at cost
   Manufacturing equipment                                           7,984,501      8,126,135
   Office furniture and fixtures                                        71,437         69,889
   Leasehold improvements                                              184,939        190,277
                                                                 -------------  -------------

                                                                     8,240,877      8,386,301
   Accumulated depreciation                                         (5,617,158)    (5,608,472)
   Impairment of recoverability of carrying value                   (2,623,719)    (2,777,829)
                                                                 -------------  -------------
     Net Property and Equipment                                              -              -
                                                                 -------------  -------------

Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $133,251 and $78,112, respectively                                142,439        197,578
   Loan costs and fees, net of accumulated amortization
     of approximately $65,250 and $24,795                                    -         40,455
   Deposits and other                                                   83,660         83,660
                                                                 -------------  -------------

     Total other assets                                                226,099        321,693
                                                                 -------------  -------------

TOTAL ASSETS                                                     $   1,840,635  $   1,331,912
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

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2007 and 2006

                                   (Unaudited)

                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                 $           -  $     975,000
   Working capital advance                                                   -        200,000
   Convertible debenture                                                     -        226,365
   Customer deposits                                                    87,729        188,020
   Accounts payable - trade                                            785,270      1,042,892
   Accrued salaries and wages                                          447,315        253,552
   Federal excise taxes payable                                         38,734              -
   Accrued interest payable                                             53,209         28,361
   Accrued dividends payable                                            78,802         39,780
                                                                 -------------  -------------
     Total Current Liabilities                                       1,491,059      2,953,970

Long-Term Liabilities
   Notes payable to shareholders                                     1,075,000              -
   Federal excise taxes payable                                        273,000              -
                                                                 -------------  -------------
     Total Liabilities                                               2,839,059      2,953,970
                                                                 -------------  -------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C
     200,000 shares allocated to Series E                                2,004          2,040
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     23,007,902 and 4,440,714 shares
       issued and outstanding, respectively                             23,018          4,441
   Additional paid-in capital                                       33,706,178     25,654,502
   Accumulated deficit                                             (34,729,624)   (27,108,041)
                                                                 -------------  -------------
                                                                      (988,425)    (1,447,058)
   Stock subscription receivable                                             -       (175,000)
                                                                 -------------  -------------
     Total Stockholders' Equity                                       (998,425)    (1,622,058)
                                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   1,840,634  $   1,331,912
                                                                 =============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2007 and 2006

                                   (Unaudited)

                                                                 Three months   Three months
                                                                    ended          ended
                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------

Revenues - net of returns and allowances                         $     690,389  $     710,111
                                                                 -------------  -------------
Cost of Sales
   Materials, Direct Labor and other direct costs                      875,763      1,347,081
   Depreciation                                                         41,376         31,024
                                                                 -------------  -------------
     Total Cost of Sales                                               917,139      1,378,105
                                                                 -------------  -------------
Gross Profit                                                          (226,750)      (667,994)
                                                                 -------------  -------------
Operating Expenses
   Research and development expenses                                       567              -
   Marketing and selling expenses                                       32,372         55,817
   Other operating expenses                                            274,758        374,908
   Interest expense                                                     18,422         37,245
   Amortization expense                                                 13,785         13,785
                                                                 -------------  -------------
     Total Operating Expenses                                          339,904        481,755
                                                                 -------------  -------------

Loss from Operations                                                  (566,654)    (1,149,749)
Other Income (Expense)                                                      89         41,557
                                                                 -------------  -------------

Loss before Income Taxes                                              (566,565)    (1,108,192)
Provision for Income Taxes                                                   -              -
                                                                 -------------  -------------
Net Loss                                                              (566,565)    (1,108,192)

Other Comprehensive Income                                                   -              -
                                                                 -------------  -------------
Comprehensive Loss                                               $    (566,565) $  (1,108,192)
                                                                 =============  =============

Preferred Stock Dividends                                              (13,040)       (12,050)
                                                                 -------------  -------------
Net Loss available to Common Shareholders                        $    (579,605) $  (1,120,242)
                                                                 =============  =============
Loss per weighted-average share of common stock outstanding, computed on net loss available to common shareholders -
   basic and fully diluted                                       $       (0.02) $       (0.26)
                                                                 =============  =============
Weighted-average number of
   common shares outstanding                                        23,015,580      4,270,491
                                                                 =============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2007 and 2006

                                   (Unaudited)

                                                                 Three months   Three months
                                                                    ended          ended
                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
Cash flows from operating activities
   Net loss for the period                                       $    (566,565) $  (1,106,194)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    55,161         58,295
       Expenses paid with common stock                                       -         18,325
       (Increase) Decrease in
         Accounts receivable                                           173,644        341,193
         Inventory                                                    (124,035)       134,753
         Prepaid expenses, deposits and other                            2,202         (8,147)
       Increase (Decrease) in
         Customer deposits                                            (102,111)             -
         Accounts payable - trade                                       50,009        196,275
         Other accrued expenses                                         44,501        (17,813)
                                                                 -------------  -------------
     Net cash (used in) operating activities                          (467,194)      (385,313)
                                                                 -------------  -------------
Cash flows from investing activities
   Purchase of property and equipment                                  (41,376)       (31,025)
                                                                 -------------  -------------
     Net cash (used in) investing activities                           (41,376)       (31,025)
                                                                 -------------  -------------
Cash flows from financing activities
   Cash received on working capital advance                                  -         50,000
   Cash received from sale of preferred stock                                -        250,000
   Cash paid to acquire capital                                              -        (50,000)
                                                                 -------------  -------------
     Net cash provided by financing activities                                        275,000
                                                                 -------------  -------------
Increase (Decrease) in Cash                                           (508,570)      (141,338)

Cash at beginning of period                                          1,209,116        431,050
                                                                 -------------  -------------
Cash at end of period                                            $     700,546  $     289,712
                                                                 =============  =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                $           -  $       4,525
                                                                 =============  =============
     Income taxes paid for the period                            $           -  $           -
                                                                 =============  =============
Supplemental disclosure of non-cash investing and
  financing activities
     Issuance of common stock to pay accrued interest            $           -  $      17,261
                                                                 =============  =============
     Issuance of common stock to pay accrued dividends           $       4,874  $           -
                                                                 =============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2007 and 2006


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note D - Summary of Significant Accounting Policies - Continued

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

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. In the event that these carryforwards were not fully utilized, they began to expire in 2005.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


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

     As of March 31, 2007 and 2006, and subsequent thereto, the Company had no options outstanding. The outstanding warrants, mandatory convertible preferred stock and mandatory convertible debentures are anti- dilutive due to the Company's net operating loss position.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note F - Inventory

As of March 31, 2007 and 2006, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                       March 31,         March 31,
                                         2007               2006
                                      ----------        ----------
         Raw materials                $  427,591        $  359,157
         Work in process                 155,376            58,717
         Finished goods                   51,172             7,463
                                      ----------        ----------
         Totals                       $  634,139        $  425,337
                                      ==========        ==========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                     March 31,    March 31,      Estimated
                                       2007         2006        useful life
                                     -----------  -----------   -----------
Manufacturing equipment              $ 7,954,501  $ 8,126,135    3-10 years
Office furniture and fixtures             71,437       69,889    3- 7 years
Leasehold improvements                   184,939      190,277    8-20 years
                                     -----------  -----------
                                       8,240,877    8,386,301
Accumulated depreciation              (5,617,158)  (5,608,472)
Impairment of recoverability
    of carrying value                 (2,623,719)  (2,777,829)
                                     -----------  -----------
Net property and equipment           $         -  $         -
                                     ===========  ===========

Total depreciation expense charged to operations for the three month periods ended March 31, 2007 and 2006, respectively, was approximately $41,376 and $31,024.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. Pursuant to the requirements of this accounting standard, management recorded, at December 31, 2005, an impairment for the future recoverability of these assets of approximately $2,777,829.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note H - Loans from Shareholders

                                                       March 31,    March 31,
                                                         2007         2006
                                                      ----------    ---------
Four separate  notes  payable to  three  separate
stockholders. Interest  at 8.0%, payable monthly.
Principal due at  maturity on  December 31, 2008.
Shareholder/lender has the  option to convert the
principal amount into common stock of the Company
at  the lesser of  66-2/3% of the average closing
bid and ask  price on the  date of  conversion or
$0.08 per share, whichever is less.  Each note is
unsecured.                                            $1,075,000    $ 975,000
                                                      ==========    =========


Note I - Federal Excise Taxes Payable

On March 29, 2007, the Company reached a settlement and executed a Payment Agreement with the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, related to a audit, which commenced during 2006, of the Company's Federal Excise Taxes obligation. The Department of Treasury, Bureau of Alcohol, Tobacco and Firearms ratified and affirmed this settlement in writing on April 4, 2007. The Payment Agreement calls for the Company to pay an aggregate total of $300,000, plus interest at the statutory rate starting on March 29, 2007. The payment schedule is as follows: April 2007 through March 2008 - $3,000 per month; April 2008 - March 2009 - $4,000 per month; and April 2009 - March 2013 - $5,000 per month.

This obligation was fully accrued in the Company's financial statements as of December 31, 2006.


Note J - Convertible Debenture

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note J - Convertible Debenture - Continued

As of September 30, 2006, the outstanding balance on the La Jolla convertible debenture was fully retired. A recap of the debenture activity is as follows:

                                                  Debenture       Warrant
                                                (in dollars)    (in shares)
                                                ------------    -----------
   Initial amount                               $   600,000       6,000,000
   2003 redemptions                                (208,635)     (2,086,350)
   2004 redemptions                                (125,000)     (1,250,000)
   2005 redemptions                                 (40,000)       (400,000)
   2006 retirement                                 (226,365)     (2,263,650)
                                                ------------    -----------
   Balances outstanding at September 30, 2006   $          -              -
                                                ============    ===========

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note J - Convertible Debenture - Continued

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

In December 2004, we entered into an addendum to the convertible debenture and warrant whereby the Company agreed to the following:

     * the discount multiplier was reduced from eighty percent to seventy six percent;
     * within five business days after this registration statement being declared effective, La Jolla is required to submit a debenture conversion in the amount of $10,000 and every ten business days thereafter La Jolla shall submit three additional debenture conversion in the amount of $10,000 each;
     * within five business days after this registration statement being declared effective, La Jolla shall wire $400,000 to us as a prepayment towards the exercise of its warrant; and

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006

Note J - Convertible Debenture - Continued

Discussion of retired debenture - continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note J - Convertible Debenture - Continued

Discussion of retired debenture - continued

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



                [Balance of this page intentionally left blank.]

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2007 and 2006, respectively:

                                          March 31, 2007      March 31, 2006
                                        ------------------  --------------------
                                         # shares  value     # shares   value
                                        --------- --------  --------- ----------
Series A Cumulative Convertible
   Preferred Stock                         12,000 $ 60,000     12,000 $   60,000
Series B Cumulative Convertible
   Preferred Stock                         36,680  183,400     73,360    366,800
Series C Convertible Preferred Stock    1,905,882  324,000  1,905,882    324,000
Series E 8% Convertible Preferred Stock    50,000  250,000     50,000    250,000
                                        --------- --------  --------- ----------
                                        2,004,562 $817,400  2,040,360 $1,000,800
                                        ========= ========  ========= ==========

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Preferred Stock Transactions - Continued

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


Note L - Common Stock Transactions

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note L - Common Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note L - Common Stock Transactions - Continued

Calendar 2006 Transactions - continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note L - Common Stock Transactions - Continued

Calendar 2006 Transactions - continued

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

Calendar 2007 Transactions

In January 2007, the Company issued an aggregate 10,470 shares of restricted, unregistered common stock in payment of approximately $4,874 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended December 31, 2006. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

In April 2007, the Company issued approximately 269,934 shares of restricted, unregistered common stock, valued at approximately $21,595, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of various operating expenses paid in cash on behalf of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note M - Stock Warrants

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

On September 6, 2006, in conjunction with the $2,150,000 Financing Agreement with La Terraza, the Company issued warrants to purchase 600,000 shares of common stock at the lesser of $0.1875 per share or the average closing price per share for the Company's common stock over the twelve (12) month period prior to the date of such exercise, with the warrants being exercisable at any time from

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note M - Stock Warrants - Continued

the issue date through July 24, 2011. The following table presents warrant activity through March 31, 2007:

                                                             Weighted
                                                              Average
                                          Number of          Exercise
                                           Shares              Price
                                         -----------       -----------
     Balance at January 1, 2005            2,663,650          $ 1.00
       Issued                                      -               -
       Exercised                             (40,000)         $ 1.00
       Expired                                     -               -
                                         -----------       -----------
     Balance at December 31, 2005          2,263,650          $ 1.00
       Issued
         Placement agent warrants              1,000          $ 0.90
         La Terraza warrants                 600,000          $ 0.1875
       Exercised                                   -               -
       Expired                            (2,263,650)         $ 1.00
                                         -----------       -----------
     Balance at December 31, 2006            601,000          $ 0.1887
       Issued                                      -               -
       Exercised                                   -               -
       Expired                                     -               -
                                         -----------       -----------

     Balance at March 31, 2007               601,000           $0.1887
                                         ===========       ============


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

The Company's subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note N - Rental Commitments - Continued

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

Future minimum rental payments on the above leases are as follows:

                    Year ended
                   December 31,        Amount
                   ------------      ----------
                       2007          $   72,643
                       2008              68,815
                       2009              68,815
                                     ----------
                      Totals         $  210,273
                                     ==========

For the respective years ended December 31, 2006 and 2005, the Company paid an aggregate of $125,862 and $158,947 in rent under these agreements.


Note O - Income Taxes

The components of income tax (benefit) expense for the three month periods ended March 31, 2007 and 2006, respectively, are as follows:

                                 Three months ended     Three months ended
                                   March 31, 2007         March 31, 2006
                                 ------------------     ------------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
                                          =======           ======

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note O - Income Taxes - Continued

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

The Company's income tax expense (benefit) for the three month periods ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months  Three months
                                                        ended         ended
                                                       March 31,     March 31,
                                                         2007          2006
                                                     ------------  ------------
Statutory rate applied to loss before income taxes   $   (192,600) $   (376,800)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset      192,600       376,800
                                                     ------------  ------------
       Income tax expense                            $          -  $          -
                                                     ============  ============

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note P - Contingent Liability

The Company and the Miami-Dade County Property Appraiser are in negotiations related to an audit of the Company's Tangible Personal Property assessments for the years ended December 31, 2002, 2003, 2004 and 2005. The Company is cooperating fully with all requests and is aggressively challenging all claims and using all defenses available to it. The ultimate outcome, and impact on the Company's financial statements, is not readily determinable at this time.


Note Q - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the three months ended March 31, 2007 and for each of the years ended December 31, 2006 and 2005, respectively.

                              Quarter ended    Quarter ended   Quarter ended    Quarter ended      Year ended
                                March 31,        June 30,      September 30,    December 31,      December 31,
                              --------------   --------------  -------------    ------------      ------------

CALENDAR 2007
   Revenues - net             $      690,389
   Gross profit               $     (226,750)
   Net earnings after
     provision for
     income taxes             $     (566,565)
   Basic and fully diluted
     earnings per share       $        (0.02)
   Weighted average
     number of shares
     issued and outstanding       23,015,580

Calendar 2006
   Revenues - net             $      710,111    $    669,386   $     305,805    $    556,057      $  2,241,399
   Gross profit               $     (667,994)   $      4,297   $    (389,262)   $   (194,382)     $ (1,247,341)
   Net earnings after
     provision for
     income taxes             $   (1,108,192)   $   (396,668)  $  (1,179,115)   $ (5,416,082)     $ (8,100,057)
   Basic and fully diluted
     earnings per share       $        (0.26)   $      (0.09)  $       (0.23)   $      (0.31)     $      (0.96)
   Weighted average
     number of shares
     issued and outstanding        4,270,491       4,797,286       5,199,890      17,449,148         8,524,241

Calendar 2005
   Revenues - net             $    1,170,317    $     684,693  $     378,326    $  1,010,297      $  3,243,633
   Gross profit               $     (366,263)   $    (676,300) $    (757,023)   $    451,009      $ (1,348,577)
   Net earnings after
     provision for
     income taxes             $     (786,044)   $  (1,155,474) $  (1,118,089)   $ (2,882,062)     $ (5,941,669)
   Basic and fully diluted
     earnings per share       $        (0.21)   $       (0.32) $       (0.29)   $      (0.70)     $      (1.52)
   Weighted average
     number of shares
     issued and outstanding        3,742,585        3,557,402      3,812,069       4,126,366         3,907,499

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

Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006.

     During the three months ended March 31, 2007, we experienced aggregate net revenues of approximately $690,000, as compared to approximately $710,000 during the first quarter of Calendar 2006.

     We experienced costs of goods sold of approximately $917,000 for the three months ended March 31,2007 as compared to approximately $1,378,000 for the three months ended March 31, 2006.

     We have expanded our product line during the last quarter of 2006 and the first quarter of 2007 as we have identified a market demand for additional rifle cartridges and "cowboy action shooting" calibers. While we continue to experience strong interest and/or demand and are experiencing increasing orders for these products, our current volumes cause production delays in managing our production tooling setups to produce all of the products in our catalog. We believe that our order quantities will increase to a level to allow for more efficient utilization of our production capacities.

     The various raw materials that are integral components of our manufacturing processes are currently subject to rapidly increasing pressures caused by foreign demand, limitations on mining/production and commodity market speculation for both our costs and the overall availability of these resources. We are experiencing direct pressure in the marketplace for the brass component of our ammunition manufacture by recent orders for copper placed by the People's Republic of China. We have also experienced periodic limitations or allocations on the availability of lead for projectile manufacture due to increased demand for this commodity and limitations on the opening of new domestic mines for lead due to various Federal and State environmental laws and regulations. In conjunction with the large order for raw copper placed by the Chinese, the marketplace has experienced a substantial increase in futures speculation on this and other comparable commodities in the financial exchanges. Further, we experience competition for raw materials from our competitors that are better funded and have earned priority status among our suppliers.

     We are also experiencing the effect of rapidly increasing energy costs, not only in our own plant; but, in the costs of our raw materials and supplies being purchased from other vendors that are forced to pass these costs through to their customers, including us.

     All of these discussed factors are causing significant fluctuation in the prices that we must pay for our raw materials that may or may not be able to be passed through to our customers through price increases. Our management is monitoring both the cost side of this equation and the availability of price increases to our customers and to their end- users. The balancing of these events is highly unpredictable and uncertain as we go forward into future periods.

     During 2006 and 2005, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $41,300 and $31,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity. In the second quarter of 2006, management took drastic steps to reduce excess labor capacity through the elimination of the 2nd shift, which was never able to reach full utilization. This action is not expected to have any adverse impact on our ability to meet our existing and future product demands.

     For the three months ended March 31, 2007 and 2006, respectively, we generated a negative gross profit of approximately $(227,000) or (32.84%), and approximately $(668,000) or (94.06%). While we have a backlog of orders and future order commitments from retail customers, distributors and/or governmental agencies, we anticipate that we should be able to generate a positive gross profit in future periods; however, there are no guarantees or any certainty that this will occur.

     We experienced nominal research and development expenses of approximately $600 and $-0-, during each of the three month periods ended March 31, 2007 and 2006, principally related to research related to the potential expansion of our product line.

     In 2004, the Company initiated a direct solicitation program for a "dealer direct" sales program. This endeavor has received a very positive response from the qualified retail resellers of our products. However, we are realizing that the existence of previously announced contracts with various U. S. Governmental agencies and orders from foreign governments are becoming more erratic in their order placements. Accordingly, management is realizing that a consistent demand from the U. S. retail segment will be our best source of consistent sales. Further, we have identified certain production issues which has inhibited the full realization of existing product demands and management believes that the necessary steps are being taken to remedy any production deficiencies.

     During the first quarters of 2007 and 2006, we expended approximately $32,400 and $56,000, respectively, in advertising and marketing expenses, principally in continuing the promotion and expansion of our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

     Other general and administrative expenses increased nominally from approximately $275,000 for the three months ended March 31, 2007 as compared to approximately $375,000 for the three months ended March 31, 2006. Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy.

     We recognized a net loss of approximately $(567,000) and $(1,108,000) for the respective three month periods ended March 31, 2007 and 2006, respectively, or $(0.02) and $(0.26) per share. We wish to note that the loss per share includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

     As of March 31, 2007, December 31, 2006 and March 31, 2006, respectively, we had working capital of approximately $123,000, $684,000 and $(1,944,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that at the end of 2006, we renegotiated $1,075,000 in notes payable to existing shareholders to long-term status with renewed maturity dates of December 31, 2008. Due to this relationship, these notes may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2008.

     We have used cash in operating activities of approximately $(467,000) and $(385,000) during each of the quarters ended March 31, 2007 and 2006, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce.

     We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing and future inquiries.

     During the quarters ended March 31, 2007 and 2006, respectively, we added approximately $41,000 and $31,000 in new equipment. Any equipment to be added in future periods is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.


ITEM 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

     From time to time the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. The Company does not consider any such proceedings to date, either individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     In January 2007, the Company issued an aggregate 10,470 shares of restricted, unregistered common stock in payment of approximately $4,874 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended December 31, 2006. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

     In April 2007, the Company issued approximately 269,934 shares of restricted, unregistered common stock, valued at approximately $21,595, to an existing stockholder as for payment of accrued interest associated with approximately $975,000 short-term working capital loans to the Company and reimbursement of various operating expenses paid in cash on behalf of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


ITEM 3 - Defaults on Senior Securities

     None


ITEM 4 - Submission of Matters to a Vote of Security Holders

     None


ITEM 5 - Other Information

     None


ITEM 6 - Exhibits and Reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Ammunition, Inc.


Date: May 7, 2007


                  By:     /s/ Andres F. Fernandez
                      -------------------------------
                  Andres F. Fernandez
                  President, Chief Executive Officer
                  Chief Financial Officer and Director