Form 10QSB
period 2007-06-30
AMERICAN AMMUNITION INC/FL
filed 2007-09-20
CIK 1123648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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


--------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 17, 2007:, the Transfer Agent's records indicate that there are 28,372,922 shares outstanding. Of these shares, a total of 21,803,335 shares were subject to an escrow agreement referenced in later filings.


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                            American Ammunition, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2007

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

Part I
Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2007 and 2006
                                   (Unaudited)

                                                                                                   (Restated)
                                                                                June 30, 2007   June 30, 2006
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     141,989   $     250,413
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $-0- and $10,000, respectively                              301,490         241,954
   Inventory                                                                          350,350         426,676
   Prepaid interest                                                                                   226,169
   Prepaid expenses                                                                    87,700          55,324
                                                                                -------------   -------------
     Total Current Assets                                                             881,529       1,200,536
                                                                                -------------   -------------
Property and Equipment - at cost                                                            -               -
                                                                                -------------   -------------
Other Assets                                                                          208,765         294,424
                                                                                -------------   -------------
TOTAL ASSETS                                                                    $   1,090,294   $   1,494,960
                                                                                =============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Working capital advance                                                      $           -   $     200,000
   Convertible debenture                                                                    -         226,365
   Customer deposits                                                                  134,637         188,020
   Accounts payable - trade                                                           725,155         804,847
   Accrued Federal excise taxes payable                                                23,563               -
   Accrued salaries and wages                                                         488,904         337,648
   Accrued interest payable                                                            74,650          30,162
   Accrued dividends payable                                                           88,228          71,221
                                                                                -------------   -------------
     Total Current Liabilities                                                      1,535,137       1,858,263
                                                                                -------------   -------------

Long-Term Liabilities
   Notes payable to stockholders                                                    1,075,000       1,075,000
                                                                                -------------   -------------
   Derivative liability from note conversion features                               3,146,963       3,229,770
                                                                                -------------   -------------
     Total Long-Term Liabilities                                                                    4,221,963
                                                                                -------------   -------------
     Total Liabilities                                                              5,757,100       6,163,033
                                                                                -------------   -------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     2,004,562 and 2,072,902 shares issued and outstanding, respectively                2,004           2,072
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     23,029,320 and 5,122,931 shares issued and outstanding, respectively              23,029           5,123
   Additional paid-in capital                                                      33,709,835      26,039,482
   Accumulated other comprehensive loss                                                            (2,652,018)
   Accumulated deficit                                                            (35,851,615)    (27,887,732)
                                                                                -------------   -------------
                                                                                   (4,494,340)     (4,493,073)
   Stock subscription receivable                                                            -        (175,000)
                                                                                -------------   -------------
     Total Stockholders' Equity (Deficit)                                          (4,494,340)     (4,668,073)
                                                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   1,262,760   $   1,494,960
                                                                                =============   =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                (Restated)                        (Restated)
                                              Six months        Six months       Three months   Three months
                                                 ended             ended            ended          ended
                                             June 30, 2007      June 30, 2006   June 30, 2007   June 30, 2006
                                             -------------      -------------   -------------   -------------
Revenues                                     $   1,390,377      $   1,379,497   $     699,988   $     669,386
                                             -------------      -------------   -------------   -------------
Cost of Sales
   Materials, Direct Labor
      and other direct costs                     1,733,467          2,012,170         857,704         665,089
   Depreciation                                     41,376             31,024               -               -
                                             -------------      -------------   -------------   -------------
      Total Cost of Sales                        1,774,843          2,043,194         857,704         665,089
                                             -------------      -------------   -------------   -------------
Gross Profit                                      (384,466)          (663,697)       (157,716)          4,297
                                             -------------      -------------   -------------   -------------
Operating Expenses
   Research and development expenses                   567                  -               -               -
   Selling and marketing expenses                   40,726             74,075           8,354          18,258
   Other operating expenses                        439,532            852,390         155,193         477,482
   Interest expense                                72,0665            302,789          44,063         152,460
   Depreciation and amortization                    27,569             27,569          13,784          13,784
                                             -------------      -------------   -------------   -------------
      Total Operating Expenses                     580,460          1,256,823         221,394         661,984
                                             -------------      -------------   -------------   -------------
Loss from Operations                              (964,926)        (1,920,520)        (63,678)       (657,687)

Other Income (Expense)
   Interest and other income                        30,091            189,492          30,002         147,935
                                             -------------      -------------   -------------   -------------
Income (Loss) before Income Taxes                 (995,017)        (1,731,028)        (33,676)       (509,752)

Provision for Income Taxes                               -                  -               -               -
                                             -------------      -------------   -------------   -------------
Net Income (Loss)                                 (995,017)        (1,731,028)        (33,676)       (509,752)

Other Comprehensive Income
   Change in derivative related
      to note conversion                         1,910,578         (2,694,571)       (491,681)         54,379
                                             -------------      -------------   -------------   -------------
Comprehensive Income (Loss)                  $     915,561      $  (4,425,599)  $    (525,357)  $    (455,373)
                                             =============      =============   =============   =============
Preferred Stock Dividends                          (26,134)           (43,492)        (13,094)        (31,440)
                                             -------------      -------------   -------------   -------------
Net Loss available to
   Common Shareholders                       $  (1,021,151)     $  (1,774,520)  $     (46,770)  $    (541,192)
                                             =============      =============   =============   =============
Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.04)     $       (0.39)  $       (0.00)  $       (0.11)
                                             =============      =============   =============   =============
Weighted-average number of
   common shares outstanding                    23,021,823          4,537,640      23,027,997       4,797,286
                                             =============      =============   =============   =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                                   (Restated)
                                                                                 Six months      Six months
                                                                                    ended           ended
                                                                                June 30, 2006   June 30, 2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                                        $    (995,017)  $  (1,731,028)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                   97,678         311,731
       Bad debt expense                                                                     -          14,153
       Operating expenses paid with common stock                                            -          20,186
       Consulting expense related to common stock sales
         at less than  air value                                                            -         139,373
       Gain on disposition of fixed assets                                            (30,000)              -
       (Increase) Decrease in
         Accounts receivable                                                           95,148         315,320
         Inventory                                                                    159,754         133,414
         Prepaid expenses, deposits and other                                        (107,365)          1,465
       Increase (Decrease) in
         Accounts payable - trade                                                     (10,106)        (41,770)
         Other accrued expenses                                                      (220,503)         91,719
         Accrued interest payable                                                      39,863          40,494
         Customer deposits                                                            (55,203)        (44,670)
                                                                                -------------   -------------
Net cash used in operating activities                                              (1,025,751)       (749,613)
                                                                                -------------   -------------
Cash flows from investing activities
   Purchase of property and equipment                                                 (41,376)        (31,024)
                                                                                -------------   -------------
Net cash used in investing activities                                                 (41,376)        (31,024)
                                                                                -------------   -------------
Cash flows from financing activities
   Cash advanced on loans from stockholders                                                 -         100,000
   Cash received on working capital advance                                                 -          50,000
   Cash received from the sale of preferred stock                                           -         100,000
   Cash received from sale of common stock                                                  -               -
   Cash paid to acquire capital                                                             -         (50,000)
                                                                                -------------   -------------
Net cash provided by financing activities                                                   -         600,000
                                                                                -------------   -------------
Increase (Decrease) in Cash                                                        (1,067,127)       (180,637)
Cash at beginning of year                                                           1,209,116         431,050
                                                                                -------------   -------------
Cash at end of period                                                           $     141,989   $     250,413
                                                                                =============   =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       3,470   $       9,157
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and/or accrued interest payable into common stock       $           -   $      36,720
                                                                                =============   =============

     Common stock issued in payment for costs of raising capital                $           -   $           -
                                                                                =============   =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series B                                            $       8,542   $           -
                                                                                =============   =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2007 and 2006

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

Industrial Plating Enterprise Co. (IPE), which was incorporated and commenced production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility for processing the Company's line of small arms projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations. All activities of IPE since it's inception were dedicated solely to the needs and demands of F&F. During the 2nd quarter of 2007, the Company closed the operations of this entity, disposed of related fixed assets as per environmental requirements. The company may have a continuing obligation or liability related to this portion of the Company's manufacturing process.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note D - Summary of Significant Accounting Policies - Continued

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. The Company's net operating loss carryforwards, if not fully utilized, began to expire at December 31, 2005.

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

     As of June 30, 2007 and 2006, and subsequent thereto, the Company had no options outstanding. The outstanding warrants, mandatory convertible preferred stock and mandatory convertible debentures are anti-dilutive due to the Company's net operating loss position.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note E - Fair Value of Financial Instruments - Continued

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


Note F - Inventory

As of June 30, 2007 and 2006, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                         June 30,     June 30,
                                           2007         2006
                                        ----------  -----------
         Raw materials                  $  267,443  $   398,511
         Work in process                    57,896       19,313
         Finished goods                     25,011        8,852
                                        ----------  -----------
         Totals                         $  350,350  $   425,337
                                        ==========  === =======


Note G - Property and Equipment

Property and equipment consist of the following components:

                                       June 30,       June 30,     Estimated
                                         2007           2006      useful life
                                     ------------  ------------  -------------

 Manufacturing equipment             $  7,752,656  $  7,939,335     3-10 years
 Office furniture and fixtures             71,437        69,889     3- 7 years
 Leasehold improvements                   184,939       190,277     8-20 years
                                     ------------  ------------
                                        8,009,032     8,199,501
 Accumulated depreciation              (5,561,851)   (5,575,782)
 Impairment of recoverability
         of carrying value             (2,447,181)   (2,623,719)
                                     ------------  ------------

 Net property and equipment          $          -  $          -
                                     ============  ============

Total depreciation expense charged to operations for each of the six month periods ended June 30, 2007 and 2006, respectively, was approximately $41,376 and $31,024.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. Pursuant to the requirements of this accounting standard, there were no impairments for the future recoverability of these assets during either of the six month periods ended June 30, 2007 and 2006.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note H - Loans from Shareholders
                                                                  June 30,      June 30,
                                                                    2007          2006
                                                                -------------   ------------
Notes payable to three  separate  stockholders.  Interest at
8.0%, payable monthly. Principal due at maturity on December
31, 2008.  Shareholder/lender  has the option to convert the principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the  average  closing bid and ask price on the date of conversion  or $0.07 per share,  whichever is
less. Each note is unsecured.                                   $   1,075,000   $  1,075,000
                                                                =============   ============


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

The Company paid this obligation in full during the quarter ended June 30, 2007 for approximately $303,470 cash, including approximately $3,470 in accrued interest. To the best of the Company's knowledge, there are no continuing liabilities or obligations related to this situation.


Note J - Convertible Debenture

On October 4, 2002, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of the Company's common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company, which such funding was allocated towards the principal balance of our convertible debentures.

As of September 30, 2006, the outstanding balance on the La Jolla convertible debenture has been retired. A recap of the debenture activity is as follows:

                                                   Debenture       Warrant
                                                 (in dollars)    (in shares)
                                                 -----------    -----------
   Initial amount                                $   600,000       6,000,000
   2003 redemptions                                 (208,635)    (2,086,350)
   2004 redemptions                                 (125,000)    (1,250,000)
   2005 redemptions                                  (40,000)      (400,000)
   2006 retirement                                  (226,365)    (2,263,650)
                                                 -----------    -----------
   Balances outstanding at September 30, 2006    $         -              -
                                                 ===========    ===========

In addition to retiring the debenture, the Company repaid $200,000 in prepaid warrant exercises and approximately $158,635 in negotiated prepayment and penalty fees for an aggregate payment of $585,000.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note J - Convertible Debenture-Continued

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

On September 13, 2006, La Terraza Trading and Asset Management Ltd. ("Investor") deposited a total of $2,150,000 in escrow for the use and benefit of the Company. The escrow deposit was for the following:

1. The sum of $585,000 was paid to La Jolla Cove Investors, Inc. ("La Jolla") to acquire for Investor a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of AAMU indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2
     Registration Statement for the issuance and registration of securities thereunder; the consent of AAMU to the foregoing subject to the right of AAMU to prepay any and all indebtedness thereunder in AAMU common stock, without penalty, at any time before or after default.
2. The sum of $275,000 to be used by AAMU to redeem and satisfy in full the Series E Preferred Stock funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000.
3. The sum of $215,000 payable as fees to Capital Investment Services, Inc. ("CIS") for locating, negotiating and closing the funding.
4. The sum of $100,000 to repay in full, without interest, an unsecured bridge loan from Investor to AAMU dated and funded on August 25, 2006.
5.   The sum of $275,000 released to AAMU for working capital.
6. The balance of $700,000, to be retained in escrow and disbursed to AAMU for payment in reduction of the assigned La Jolla debenture and required warrant exercised thereunder, until the debenture and warrant obligations are satisfied in full in accordance with the terms of the assigned La Jolla documents.

The financing transaction requires AAMU to deposit in escrow with CIS for later delivery a total of 11,470,000 shares of its common stock (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. Escrow agreement calls for Escrow Agent to release such shares for delivery in accordance with the terms of the pending SB-2 Registration Statement of AAMU currently on file with the SEC and in accordance with the terms and conditions of the Financing Agreement dated September 2006 entered into between AAMU and the Investor, and only after reasonable notification thereof to AAMU prior to delivery of any such certificates. Disbursement and distribution of shares shall only be made in accordance with the terms of the applicable SB-2 registration. The Investor and/or the selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of AAMU common stock such that the number of shares held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. The agreement also calls for an additional 5,000,000 shares of the restricted common stock of AAMU to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between Investor and AAMU for future services to advance the overall business of AAMU. In addition AAMU granted Investor 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve (12) month period prior to the date of exercise, such warrants exercisable at any time on or before five
(5) years from and after July 24, 2006. All shares required to be deposited into escrowed have in fact been deposited in escrow on September 26, 2006 as required.

The Investor provided additional funding in the amount of $1,000,000 to AAMU on December 21, 2006 for an additional 5,333,335 shares. The sum of $100,000 was paid as fees to CIS for locating, negotiating and closing the additional funding. All other terms and conditions of the escrow agreement and related financing agreement, including in corporation of the terms of the SB-2 requirements, remain the same.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note J - Convertible Debenture-Continued

We have included additional disclosure under Part II, Item 5, regarding La Terraza's breaches of the agreement, and possible securities laws violations by La Terraza.

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


In December 2004, we entered into an addendum to the convertible debenture and warrant whereby the Company agreed to the following:

* the discount multiplier was reduced from eighty percent to seventy six percent;
* within five business days after this registration statement being declared effective, La Jolla is required to submit a debenture conversion in the amount of $10,000 and every ten business days thereafter La Jolla shall submit three additional debenture conversions in the amount of $10,000 each;
* within five business days after this registration statement being declared effective, La Jolla shall wire $400,000 to us as a prepayment towards the exercise of its warrant; and
* immediately following the sale of all shares held by La Jolla in connection with the debenture conversions in the aggregate amount of $40,000, La Jolla shall wire $275,000 to us as a prepayment towards the exercise of its warrant and shall submit a debenture conversion in the amount of $6,250 on the first business day of each month until the debenture is no longer outstanding.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note J - Convertible Debenture-Continued

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


Note K - Derivative Liability arising from Warrants

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: "Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion" and EITF No. 00-27: "Application of issue No 98-5 to certain convertible instruments". Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issues with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; "Accounting for Derivative Instruments and Hedging Activities". The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

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

In April 2007, the Company issued an aggregate 10.948 shares of restricted, unregistered common stock in payment of approximately $3,668 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended March 31, 2007. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Note M - Contingent Liability

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

During the 2nd quarter of 2007, the Company closed the operations of IPE, disposed of related fixed assets as per environmental requirements. The company may have a continuing obligation or liability related to this portion of the Company's manufacturing process.


Note N - Employment Contracts

During the quarter ended June 30, 2007, the Company executed employment contracts with Emilio Jara, who is a current employee, member of management and stockholder of the Company and Joe Fernandez, Jr., who is a current employee and brother of the Company's Chief Executive Officer and son of the Company's Chairman of the Board, to formalize their employment and significance to the Company's production activities. Mr. Jara and Mr. Fernandez, Jr. will each receive an increase in compensation to $75,000 annually, plus normal and customary benefits. Through June 30, 2007, Mr. Jara and Mr. Fernandez, Jr. are continuing to be paid in cash at the weekly pay rate in place immediately prior to the execution of the related employment contract and the difference between the paid cash compensation and the contractual amount has been accrued in the accompanying financial statements.


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

Restatement issues

     The June 30, 2006 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

     The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: "Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion" and EITF No. 00-27: "Application of issue No 98-5 to certain convertible instruments". Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

     Debt issues with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; "Accounting for Derivative Instruments and Hedging Activities". The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

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

     In June 2002, American Ammunition, Inc. formed a wholly owned subsidiary, Industrial Plating Enterprise Co. (IPE), which started production on June 14, 2002. IPE is a fully licensed and approved electrochemical metallization facility with significant capacity for processing our line of projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. All of the activities of IPE since it's inception were dedicated solely to the needs and demands of F&F. During the 2nd quarter of 2007, management elected to outsource this operation and closed the operations of this entity through the sale of the related fixed assets and cleaning of the leased facility in accordance with the terms and conditions of the lease agreement, under the supervision of and approval of the appropriate governmental oversight agencies.

Results of Operations

Six months ended June 30, 2007 compared with the six months ended June 30, 2006.

     During the six months ended June 30, 2007, we experienced aggregate net revenues of approximately $1,390,000 (approximately $700,000 in the current quarter) as compared to approximately $1,379,000 (approximately $669,000 corresponding to the current quarter).

     We experienced costs of goods sold of approximately $1,775,000 (approximately $858,000 in the current quarter) for the six months ended June 30, 2007 as compared to approximately $2,043,000 (approximately $665,000 corresponding to the current quarter) for the six months ended June 30, 2006.

     We have expanded our product line during the last quarter of 2006 and the first quarter of 2007 as we have identified a market demand for additional rifle cartridges and "cowboy action shooting" calibers. We continue to experience strong interest and/or demand and are continue to receive larger orders for these products, our current volumes cause production delays in managing our production tooling setups to produce all of the products in our catalog. We continue to believe that our order quantities will increase to a level to allow for more efficient utilization of our production capacities.

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

     All of these discussed factors are causing significant fluctuation in the prices that we must pay for our raw materials that may or may not be able to be passed through to our customers through price increases. Our management is monitoring both the cost side of this equation and the availability of price increases to our customers and to their end-users. The balancing of these events is highly unpredictable and uncertain as we go forward into future periods.

     We are aware that a major manufacturer of ammunition, and one of our competitors, ATK, has advised its customers in writing of a pending 15.0% price increase in all small arms ammunition. Our management is currently studying the impact of this action by our competitor on the marketplace and the possible impact on our operations.

     During 2006 and 2005, we experienced negative trends off of our standard production costs for material and labor due to difficulties in employee turnover and the related training requirements, adding new products to our catalog and lower than expected orders due to uncontrollable delays in ordering by various
U. S. Governmental entities. Management is of the opinion that the production labor force is relatively stable and able to maintain a constant standard of quality for future periods. At the present time, our payroll burden averages approximately $20,000 per week in cash resources, inclusive of officer salaries, payroll taxes and workers compensation insurance coverage.

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

     For the respective six month periods ended June 30, 2007 and 2006, respectively, we generated a negative gross profit of approximately $(384,000) or approximately (27.65%), and approximately $(664,000) or approximately (48.11%). While we continue to maintain a backlog of orders and future order commitments from retail customers, distributors and/or governmental agencies, we anticipate that we should be able to generate a positive gross profit in future periods; however, there are no guarantees or any certainty that this will occur.

     We experienced nominal research and development expenses of approximately $600 and $-0-, during each of the six month periods ended June 30, 2007 and 2006, principally related to research related to the potential expansion of our product line.

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

     During the six months of 2007 and 2006, we expended approximately $41,000 and $74,000, respectively, in advertising and marketing expenses, principally in continuing the promotion and expansion of our retail dealer direct program. We anticipate to continue our marketing efforts in this area in future periods; however, the volume and frequency of our expenditures may fluctuate as management allocates available capital to these efforts.

     Other general and administrative expenses declined to approximately $612,000 for the six months ended June 30, 2007 from approximately $852,000 for the six months ended June 30, 2006. The six months ended June 30, 2006 includes a charge of approximately $139,000 for consulting expense related to common stock sales at less than "fair value". After compensating for this non-cash charge, the Company's general and administrative expenditure levels are comparable at approximately $612,000 and $713,000, respectively.

     Management is of the opinion that these costs are relatively stable and should not experience significant increases except for inflationary pressures caused principally by increases in energy costs which are affecting all businesses in all sectors of the U. S. economy.

     We recognized a net loss of approximately $(1,097,000) and $(1,731,000) for the respective six month periods ended June 30, 2007 and 2006, respectively, or $(0.05) and $(0.39) per share.

Liquidity And Capital Resources

     As of June 30, 2007, December 31, 2006 and June 30, 2006, respectively, we had working capital of approximately $(491,000), $684,000 and $(658,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that at the end of 2006, we renegotiated $1,075,000 in notes payable to existing shareholders to long-term status with renewed maturity dates of December 31, 2008. Due to these relationships, these notes may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2008.

     We have used cash in operating activities of approximately $(1,025,000) and $(750,000) during the six month periods ended June 30, 2007 and 2006, respectively. Due to our history of operating losses, our resources for additional working capital are becoming more scarce.

     We anticipate that our liquidity position will continue to improve as management is of the opinion that, with the current changes to our production capacity, the Company will be in a position to better support all existing orders and accept existing and future inquiries.

     During each of the respective six month periods ended June 30, 2007 and 2006, respectively, we added approximately $41,000 and $31,000 in new equipment. Any equipment to be added in future periods is fully dependent upon the Company's cash position, the availability of either new equity or debt capital and the ultimate realization of communicated future product sales demand. However, we may not be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

     During the quarter ended June 30, 2007, the Company executed employment contracts with Emilio Jara, who is a current employee, member of management and stockholder of the Company and Joe Fernandez, Jr., who is a current employee and brother of the Company's Chief Executive Officer and son of the Company's Chairman of the Board, to formalize their employment and significance to the Company's production activities. Mr. Jara and Mr. Fernandez, Jr. will each receive an increase in compensation to $75,000 annually, plus normal and customary benefits. Through June 30, 2007, Mr. Jara and Mr. Fernandez, Jr. are continuing to be paid in cash at the weekly pay rate in place immediately prior to the execution of the related employment contract and the difference between the paid cash compensation and the contractual amount has been accrued in the accompanying financial statements.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended June 30, 2007. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In April 2007, the Company issued an aggregate 10.948 shares of restricted, unregistered common stock in payment of approximately $3,668 in accrued dividends payable on the Company's outstanding Series B Preferred Stock for the quarter ended March 31, 2007. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.


Item 3 - Defaults on Senior Securities

     None


Item 4 - Submission of Matters to a Vote of Security Holders

     None


Item 5 - Other Information

     Breaches of Agreement by La Terraza Trading and Asset Management, Ltd. and Capital Investment Services, Inc. and Possible Violations of the Registration Provisions of the Federal Securities Laws

Background

     The La Jolla Assignment On or about August 17, 2006, in connection with a lawsuit by La Jolla Cove Investors, Inc. ("La Jolla") against us alleging breaches of contract, La Jolla agreed to dismiss such lawsuit against us in exchange for our payment of $585,000. In connection with that settlement, on September 6, 2006, La Jolla executed an Assignment of Convertible Debenture, Warrant to Purchase Common Stock, Securities Purchase Agreement and Registration Rights Agreement ("the La Jolla Assignment"), which provided that in exchange for the $585,000 payment, La Jolla would assign its right, title, and interest in the following:

a) An 8% amended Convertible Debenture dated October 4, 2002 that we issued to La Jolla;
b) An amended Warrant to purchase our common stock with conversion rights dated October 4, 2002 that we issued to La Jolla;
c) An amended Registration Rights Agreement dated October 4, 2002 between us and La Jolla;
d) An amended Securities Purchase Agreement dated October 4, 2002 between us and La Jolla; and
e)   An amended Form SB-2 Registration that we filed on January 14, 2005.

Assumption of La Jolla Assignment by La Terraza Trading and Asset Management, Ltd and La Terraza Agreement

     On the same day as the La Jolla Assignment, based upon prior discussions and understandings between our Chief Executive Officer and representatives of La Terraza Trading and Asset Management, Ltd ("La Terraza"), a company based in Spain, that we would assign the La Jolla Assignment to La Terraza, and that as an Investor, La Terraza would complete a financing agreement with us, we completed such agreement on September 6, 2006 ("the La Terraza Agreement"). The La Terraza Agreement stated that on or about July 24, 2006, we and La Terraza agreed in principle that La Terraza would finance us in the amount of $2,150,000, which would be used, as follows: (i) by La Terraza to acquire our indebtedness to La Jolla; and (ii) the balance of the funds that we would use for fees, satisfaction of existing payables, and working capital. The La Terraza Agreement included the following terms:

a) Based upon the $0.1875 market price of our shares of common stock on July 24, 2006, 11,470,000 shares would be escrowed and distributed as needed in accordance with the terms of our SB-2 Registration Statement (the "11,470,000 SB-2 Shares");
b) We would issue an additional 5,000,000 shares of our restricted common stock in escrow to use for expenses and as compensation to third parties "to advance our business", to be agreed upon by us and La Terraza, and that such shares would be used for our benefit;
c) We would grant 600,000 warrants to La Terraza exercisable at the lesser of $0.1875 per share or the average closing price per share for our common stock over the 12 months prior to the date of exercise, with a 5 year term for the exercise of the warrants, such term to begin on July 24, 2006;
d) The shares that we issue in connection with the La Terraza Agreement will be registered upon La Terraza's request, to the extent that such shares are not the subject to issuance as free trading shares under our SB-2 Registration Statement at the time; and
e)   The  11,470,000  SB-2 Shares and the 5,000,000  restricted  shares would be delivered in Escrow to Capital Investment Services, Inc. ("Capital Investment"), as the Escrow Agent, for disbursement and distribution in accordance with the terms of our SB-2 Registration Statement.

Distribution of Funds in Connection with La Terraza Agreement

     On or about September 13, 2006, in accordance with the La Terraza Agreement, we received $2,150,000 from La Terraza, the funds of which were distributed on or about the same day, as follows:

a) $585,000 was paid to La Jolla to acquire for La Terraza a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of our indebtedness to La Jolla, including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities under that Registration Statement;
b) $275,000 that we would use to redeem and satisfy in full the Series E Preferred Stock that had been funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000;
c) $215,000 payable as fees to Capital Investment for locating, negotiating and closing the La Terraza funding;
d) $100,000 to repay in full, without interest, an unsecured bridge loan from an investor to us dated and funded on August 25, 2006;
e)   $275,000 for our working capital; and
f) $700,000 to be retained in escrow and disbursed to us for payment in reduction of the assigned La Jolla debenture and required warrant exercise, until the debenture and warrant obligations are satisfied in full according to the terms of the La Jolla Assignment and related agreements.


Escrow Agreement with Capital Investment

     In connection with rights attendant to and securities that would be tendered to La Terraza as well as the La Terraza Agreement, we completed an Escrow Agreement on September 19, 2006 between us and Capital Investment, which provided that:

a) We would deliver to the Escrow Agent certain share certificates specified below;

b) The Escrow Agent would accept the shares for delivery to the beneficiary indicated; and

c) The Escrow Agent agreed to release the shares for delivery only in accordance with our SB-2 Registration Statement and in accordance with the terms of the La Terraza Financing Agreement, only after reasonable notification to us prior to delivery of such certificates.

     Then, on or about December 27, 2006, but effective as of September 13, 2006 (the date that Ta Terraza funded us in the amount of $2,150,000), we effected the following issuances in the Capital Investment's Escrow account titled in the name of the "Capital Investment Services Irrevocable Escrow Account" so that Capital Investment would effectuate the terms of the Escrow Agreement and the La Terraza Agreement, including that such issuances were required to be consistent with the terms of our existing SB-2 Registration Statement: (a) 11,470,000 free trading shares issued in: (i) 19 certificates of 500,000 shares each; (ii) 5 certificates of 300,000 shares each; and (iii) 1 certificate of 470,000 shares; and (b) 5,000,000 shares of our restricted common stock issued in 10 certificates of 500,000 each.

     In our Form 10-QSB for the period ending September 30, 2006 that we filed on November 24, 2006, we disclosed that the 11,470,000 shares were deposited into the Capital Investment Escrow account to be held as unissued and not outstanding to guarantee the availability of stock as required for the reduction of the debenture and satisfaction of the warrant obligations. In connection therewith and as reflected above regarding the terms of the Escrow Agreement, Capital Investment agreed to release the shares for delivery only in accordance with our SB-2 Registration Statement and in accordance with the terms of the La Terraza Financing Agreement, and only after reasonable notification to us prior to delivery of such certificates. As discussed below, however, during the period from the deposit of the 11,470,000 shares on December 27, 2006 to June 2007, we never received any notification, request, instructions, or any communication whatsoever from either La Terraza or Capital Investment notifying us prior to the delivery of any such certificates to third parties or any other information that would enable us to determine and/or monitor whether in fact the release of any one or all of the certificates from the Escrow Account had occurred or complied with the terms of our SB-2 Registration Statement.

     Discovery of Matters Pertaining to La Terraza and Capital Investment On or about May 18, 2007, our Chief Executive Office met with Mr. Abe Warshenbrot at our offices, who represented himself as La Terraza's CPA representative and Mr. Alistair Snowie, who had previously been introduced to us as an investor in a La Terraza fund, regarding the possibility of additional financing by La Terraza. Thereafter, we received no communication whatsoever, until June 6, 2007 when we received correspondence from Mr. Warshenbrot stating that he had been granted Power of Attorney to exercise all rights and privileges pertaining to: (a) 12,000,000 shares owned by Alistair Snowie; (b) 5,000,000 shares owned by La Terraza; and (c) other of our shareholders. As a result of this discovery, we commenced an inquiry of these matters to determine whether the terms of both the La Terraza Agreement and the Escrow Agreement had been adhered to by La Terraza and Capital Investment, and to determine whether the terms of our SB-2 Registration Statement had been complied with.

     In connection with our inquiry, we obtained documents from our transfer agent, Atlas Stock Transfer, which indicated that Capital Investment had instructed our transfer agent to issue the following certificates from the 11,470,000 shares that had been previously deposited into the Escrow Account on December 27, 2006:

o On September 26, 2006, issuance of 900,000 free trading shares in certificate(s) to Pershing and Company;
o    On  September  26,  2006,  issuance  of  350,000  shares  to  DP  Martin  &
     Associates;
o On October 20, 2006, issuance of 300,000 free trading shares in certificate(s) to Cede & Company;
o On October 23, 2006, issuance of 45,455 free trading shares in certificate(s) to Global Consulting;
o On October 30, 2006, issuance of 500,000 free trading shares in certificate(s) to Cede & Company;
o On November 15, 2006, issuance of 1,000,000 free trading shares in certificate(s) to Cede & Company;
o On December 4, 2006, issuance of 5,500,000 free trading shares in certificate(s) to Alistair Snowie;
o On December 4, 2006, issuance of 689,545 free trading shares in certificate(s) to Revim Development;

o On December 4, 2006, issuance of 1,835,000 free trading shares in certificate(s) to RFP Development;
o On June 7, 2007, issuance of 4,800,000 restricted shares in certificate(s) to La Terraza; and
o On June 7, 2007, issuance of 45,455 restricted shares in certificate(s) to Manuel Lugo.

     Based on our analysis of the above issuances, we determined that both La Terraza and Capital Investment had breached the terms of our agreements with them, including that we received no notification prior to such issuances or thereafter, and each of the issuances violated the terms of our SB-2, which La Terraza and Capital Investment had agreed to -- most importantly, that each such issuance from September 26, 2006 to June 7, 2007, as reflected immediately above, individually and cumulatively, had violated the term of our SB-2 that prohibited distribution and disbursement of 4.9% or more of our outstanding common stock.

     We are continuing our investigation of this matter and have recently requested additional documentation from our transfer agent to determine whether there have been unregistered distributions of our securities in violation of the registration provisions of the federal securities laws. We will consider all possible remedies against La Terraza and Capital Investment for their breaches of our agreements with them. Additionally, if we discover that unregistered distributions of our securities have occurred, we will consider all possible remedies against any individual or entity that is responsible for such unlawful securities distributions.

Related Party Transaction/Contract

     During the quarter ended June 30, 2007, the Company executed employment contracts with Emilio Jara, who is a current employee, member of management and stockholder of the Company and Joe Fernandez, Jr., who is a current employee and brother of the Company's Chief Executive Officer and son of the Company's Chairman of the Board, to formalize their employment and significance to the Company's production activities. Mr. Jara and Mr. Fernandez, Jr. will each receive an increase in compensation to $75,000 annually, plus normal and customary benefits. Through June 30, 2007, Mr. Jara and Mr. Fernandez, Jr. are continuing to be paid in cash at the weekly pay rate in place immediately prior to the execution of the related employment contract and the difference between the paid cash compensation and the contractual amount has been accrued in the accompanying financial statements.

Item 6 - Exhibits

   Exhibits
-----------------
31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Ammunition, Inc.


Dated: September 18, 2007            /s/ Andres F. Fernandez
       ------------------            ------------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer
                                     Chief Financial Officer and Director