Form 10QSB/A
period 2005-09-30
AMERICAN AMMUNITION INC/FL
filed 2007-10-19
CIK 1123648

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


-----------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES [X]   NO [_]


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

                            American Ammunition, Inc.
             Form 10-QSB/A for the Quarter ended September 30, 2005

                                Table of Contents


                                                                         Page
PART I - FINANCIAL INFORMATION

  ITEM 1 Financial Statements                                              3

  ITEM 2 Management's Discussion and Analysis or Plan of Operation        25

  ITEM 3 Controls and Procedures                                          33


PART II - OTHER INFORMATION

  ITEM 1 Legal Proceedings                                                33

  ITEM 2 Recent Sales of Unregistered Securities and Use of Proceeds      34

  ITEM 3 Defaults Upon Senior Securities                                  34

  ITEM 4 Submission of Matters to a Vote of Security Holders              34

  ITEM 5 Other Information                                                34

  ITEM 6 Exhibits                                                         34


Signatures                                                                35

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The September 30, 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2005 and 2004
                                   (Unaudited)

                                                                                 (Restated)
                                                                                September 30,     September 30,
                                                                                    2005               2004
                                                                                ------------------ ------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $          107,972 $         658,641
   Accounts receivable - trade, net allowance for
     doubtful accounts of $-0- and $-0-, respectively                                      105,773           255,236
   Inventory                                                                               566,870         1,025,824
   Prepaid interest                                                                        239,112                 -
   Prepaid expenses                                                                         61,684            62,725
                                                                                ------------------ -----------------

     Total Current Assets                                                                1,081,411         2,002,426
                                                                                ------------------ -----------------

Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                               8,096,289         7,623,415
,  Office furniture and fixtures                                                            55,577            82,719
   Leasehold improvements                                                                  190,277           187,397
                                                                                ------------------ -----------------
                                                                                         8,342,143         7,893,531
   Accumulated depreciation                                                             (5,379,112)       (4,595,887)
                                                                                ------------------ -----------------

     Net Property and Equipment                                                          2,993,031         3,297,644
                                                                                ------------------ -----------------


Other Assets
   Prepaid interest                                                                         59,778                 -
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $50,543                              225,147                 -
   Loan costs, net of accumulated amortization of approximately $2,620                      21,380                 -
   Deposits and other                                                                       83,660           415,000
                                                                                ------------------ -----------------

     Total Other Assets                                                                    389,965           415,000
                                                                                ------------------ -----------------


TOTAL ASSETS                                                                    $       4,434,407  $       5,715,070
                                                                                =================  =================


                                  - Continued -


                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2005 and 2004
                                   (Unaudited)

                                                                                 (Restated)
                                                                                September 30,     September 30,
                                                                                    2005               2004
                                                                                ------------------ ------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                         $                - $              525
   Customer deposits                                                                       201,890            220,006
   Accounts payable - trade                                                                957,487            665,077
   Working capital advance                                                                       -             74,000
   Other accrued liabilities                                                               186,792             82,866
                                                                                ------------------ ------------------

     Total Current Liabilities                                                           1,346,169          1,042,474

Long-Term Liabilities
     Loans from Shareholders                                                               650,000                  -
     Convertible debenture                                                                 241,365            266,365
     Derivative liabilities from note conversion factors                                   308,847                  -
                                                                                ------------------ ------------------

     Total Liabilities                                                                   2,546,381          1,308,839
                                                                                ------------------ ------------------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
       12,000 shares issued and outstanding                                                     12                 12
     1,000,000 shares allocated to Series B
       91,700 shares issued and outstanding                                                     92                 92
     1,905,882 shares allocated to Series C
       1,905,882 and -0- shares issued and outstanding, respectively                         1,906                  -
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     76,626,631 and 73,686,672 shares issued and outstanding                                76,627             73,687
   Additional paid-in capital                                                           25,011,948         23,616,708
   Accumulated other comprehensive income                                                   33,279                  -
   Accumulated deficit                                                                 (23,197,445)       (19,009,268)
                                                                                ------------------ ------------------
                                                                                         1,926,419          4,681,231
   Stock subscription receivable                                                           (38,393)          (275,000)
                                                                                ------------------ ------------------

   Total Stockholders' Equity                                                            1,888,026          4,406,231
                                                                                ------------------ ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $        4,434,407 $       5,715,070
                                                                                ================== =================


                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                 (Restated)                      (Restated)
                                                 Nine months     Nine months    Three months    Three months
                                                    ended           ended           ended          ended
                                                September 30,   September 30,   September 30,   September 30,
                                                     2005            2004           2005            2004
                                                -------------   -------------   -------------   -------------
Revenues                                        $   2,233,336   $   1,712,280   $     378,326   $     861,988
                                                -------------   -------------   -------------   -------------
Cost of Sales
   Materials, Direct Labor
      and other direct costs                        3,447,036       1,911,210         944,194         308,503
   Depreciation                                       573,466         523,815         191,155         176,304
                                                -------------   -------------   -------------   -------------
      Total Cost of Sales                           4,020,502       2,435,025       1,135,349         484,807
                                                -------------   -------------   -------------   -------------
Gross Profit                                       (1,787,166)       (722,745)       (757,023)        377,181
                                                -------------   -------------   -------------   -------------

Operating Expenses
   Research and development expenses                    2,615           8,332             804           1,858
   Marketing and promotion expenses                   161,502         368,458          49,750         114,404
   Other operating expenses                           910,423         845,663         278,902         250,570
   Bad debt expense                                         -          27,819               -               -
   Interest expense                                    69,875          15,825          55,181              58
   Depreciation and amortization                       45,305           5,681          15,102           1,894
   Consulting expense related to
      common stock issuances at less
      than "fair value"                               198,000         356,000               -               -
                                                -------------   -------------   -------------   -------------
      Total Operating Expenses                      1,377,720       1,627,778         399,739         368,784
                                                -------------   -------------   -------------   -------------

Loss from Operations                               (3,174,886)     (2,350,523)     (1,156,089)          8,397
Other Income (Expense)
   Interest and other income                            8,146           1,409           1,914           1,155
                                                -------------   -------------   -------------   -------------
Loss before Income Taxes                           (3,166,740)     (2,349,114)     (1,154,848)          9,552
Provision for Income Taxes                                  -               -               -               -
                                                -------------   -------------   -------------   -------------
Net Loss                                           (3,166,740)     (2,349,114)     (1,154,848)          9,552
Other Comprehensive Income
   Change in derivative related to
      note conversion                                  33,279               -          32,496               -
                                                -------------   -------------   -------------   -------------
Comprehensive Loss                              $  (3,133,461)  $  (2,349,114)  $  (1,122,352)  $       9,552
                                                =============   =============   =============   =============

Net Loss                                        $  (3,166,740)  $  (2,349,114)  $  (1,154,848)  $       9,552
Preferred Stock dividends                             (40,830)        (31,110)        (13,610)        (10,370)
                                                -------------   -------------   -------------   -------------
Net Loss available to
   Common Shareholders                          $  (3,207,570)  $  (2,380,224)  $  (1,141,238)  $        (818)
                                                =============   =============   =============   =============
Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted        $       (0.04)  $       (0.03)  $       (0.01)  $        0.00
                                                =============   =============   =============   =============
Weighted-average number of
   common shares outstanding                       75,358,091      70,873,791      76,241,380      73,673,416
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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                 (Restated)
                                                                                 Nine months        Nine months
                                                                                    ended              ended
                                                                                September 30,      September 30,
                                                                                    2005                 2004
                                                                                -------------      -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (3,166,740)     $  (2,349,114)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                  664,626            529,496
       Bad debt expense                                                                     -             27,819
       Compensation expense related to common stock
         issuances at less than "fair value"                                          198,000            356,000
       Common stock issued for fees and services                                       17,333             90,160
       (Increase) Decrease in
         Accounts receivable                                                          533,671            237,780
         Inventory                                                                    345,554             86,932
         Prepaid expenses, deposits and other                                          (2,838)           (28,137)
       Increase (Decrease) in
         Accounts payable - trade                                                     (29,398)            36,213
         Other accrued expenses                                                        15,773             69,445
         Customer deposits                                                           (239,016)           215,906
                                                                                -------------      -------------
Net cash used in operating activities                                              (1,663,035)          (727,500)
                                                                                -------------      -------------
Cash flows from investing activities
   Purchase of property and equipment                                                (111,065)          (436,214)
                                                                                -------------      -------------
Net cash used in investing activities                                                (111,065)          (436,214)
                                                                                -------------      -------------
Cash flows from financing activities
   Funding of working capital advance                                                       -             74,000
   Principal paid on long-term capital leases                                               -             (7,316)
   Cash paid to obtain capital                                                        (10,000)                 -
   Cash received loans from shareholders                                              650,000                  -
   Cash received on sale of common stock                                              436,607          1,250,000
                                                                                -------------      -------------
Net cash provided by financing activities                                           1,076,607          1,316,684
                                                                                -------------      -------------

Increase (Decrease) in Cash                                                          (697,493)           152,970

Cash at beginning of year                                                             805,465            505,671
                                                                                -------------      -------------
Cash at end of year                                                             $     107,972      $     658,641
                                                                                =============      =============


                                  - Continued -

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                                                 (Restated)
                                                                                 Nine months        Nine months
                                                                                    ended              ended
                                                                                September 30,      September 30,
                                                                                    2005                 2004
                                                                                -------------      -------------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                                               $      10,753      $        825
                                                                                =============      =============
     Income taxes paid for the period                                           $           -      $           -
                                                                                =============      =============

Supplemental disclosure of non-cash investing and financing activities
     Asset purchase agreement for equipment, inventory and
       intellectual property accrued as a component of accounts payable         $           -      $     500,000
                                                                                =============      =============
     Common stock issued for payment of loan costs                              $      24,000      $           -
                                                                                =============      =============





















                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004


Note A - Organization and Description of Business

American Ammunition, Inc. (AAI or Company) was incorporated on February 1, 2000 in accordance with the Laws of the State of California. The Company functions as a holding company providing management oversight services to its wholly-owned operating subsidiaries; F&F Equipment, Inc. and Industrial Plating Enterprise Co.

F&F Equipment, Inc.(F&F) was incorporated on October 4, 1983 in accordance with the Laws of the State of Florida. F&F is engaged in the design, manufacture and international sales of small arms ammunition. F&F has conducted its business operations under the assumed name of "American Ammunition" since its inception.

Industrial Plating Enterprise Co. (IPE), which was incorporated and commenced production on June 14, 2002. IPE is a fully licensed and approved state of the art electrochemical metallization facility for processing the Company's line of small arms projectiles as well as other products and services while employing environmentally sound water conservation and proven waste treatment techniques. The facility meets or exceeds all current environmental requirements and enjoys the "conditionally exempt small quantity generator" status for State and Federal regulations. All activities of IPE since its inception have been dedicated to the needs and demands of F&F.


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note C - Summary of Significant Accounting Policies - Continued

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.


Note D - Correction of an Error

On August 22, 2007, our management concluded that the financial statements included in our Forms 10-QSB for June and September 2005, the calendar year 2006 and for the period ending March 31, 2007, and the Forms 10-KSB for the periods ending December 31, 2005 and December 31, 2006, all of which have been previously filed with the Securities and Exchange Commission, need to be restated, due to the failure to include the beneficial conversion feature discount on unsecured convertible indebtedness.

Management discovered such changes needed to be made after consulting with Pollard-Kelley Auditing Services, our independent registered public accounting firm as of June 26, 2007, who have concurred with management as to the reexamination of the above mentioned issues.

The Company has entered into certain notes payable to shareholders and other affiliated parties with embedded conversion features and warrant issues. The appropriate accounting is governed by EITF 98-5: "Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion" and EITF No. 00-27: "Application of issue No 98-5 to certain convertible instruments". Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The fair value is determined to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note D - Correction of an Error - Continued

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                Nine months     Three months
                                                                   ended            ended
                                                               September 30,    September 30,
                                                                   2005               2005
                                                               -------------    -------------
Net Loss, as previously reported                               $  (3,123,504)   $  (1,116,175)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial
 statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates            (43,236)         (38,673)
                                                               -------------    -------------
 Total effect of changes on Loss from Operations and Net Loss        (43,236)         (38,673)
                                                               -------------    -------------
Net Loss, as restated                                          $  (3,166,740)   $  (1,154,848)
                                                               =============    =============
Net loss available to common stockholders,
 as previously reported                                        $  (3,164,334)   $  (1,129,785)

Effect of the correction of an error
   Total effect as shown above                                       (43,236)         (38,673)
                                                               -------------    -------------
Net Loss available to common stockholders, as restated         $  (3,207,570)   $  (1,168,458)
                                                               =============    =============

Earnings per share, as previously reported                     $       (0.03)   $       (0.01)
Total effect of changes                                                (0.01)           (0.01)
                                                               -------------    -------------
Earnings per share, as restated                                $       (0.03)   $       (0.02)
                                                               =============    =============

In light of the restatements to the financial statements disclosed above, caused, in part, by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions, we feel that the existing controls and procedures were and remain effective. Because of said controls, which resulted in the review, discovery and disclosure by amendment of filings to adequately disclose required information, management also concludes that by requiring supplemental reviews of financing transactions that its existing controls and procedures will be more effective.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


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


Note F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in a single  financial  institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution.

During the period ended September 30, 2005 and the periods subsequent thereto, respectively, the various operating companies maintained deposits in this financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses through September 30, 2005,and subsequent thereto, as a result of any of these unsecured situations.


Note G - Inventory

As of September 30, 2005 and 2004, inventory consisted of the following components:

                                     September 30,    September 30,
                                         2005            2004
                                     -------------    -------------
         Raw materials               $     434,305    $     231,456
         Work in process                   122,561          515,622
         Finished goods                     10,004          278,746
                                     -------------    -------------
         Totals                      $     566,870    $   1,025,824
                                     =============    =============

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



Note H - Property and Equipment

Property and equipment consist of the following components:

                                        September 30,  September 30,  Estimated
                                            2005            2004     useful life
                                        -------------  ------------- -----------
   Manufacturing equipment              $   8,096,289  $   7,623,415  3-10 years
   Office furniture and fixtures               55,577         82,719  3- 7 years
   Leasehold improvements                     190,277        187,397  8-20 years
                                        -------------  -------------
                                            8,342,143      7,893,531
   Accumulated depreciation                (5,379,112)    (4,595,887)
                                        -------------  -------------
   Net property and equipment           $   2,963,031  $   3,297,644
                                        =============  =============

Total  depreciation  expense  charged to  operations  for the nine months  ended
September   30,  2005  and  2004  was   approximately   $577,417  and  $529,496,
respectively.

Included in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                September 30,    September 30,
                                                    2005             2004
                                                -------------    -------------
     Manufacturing equipment                    $           -    $     153,400
     Less accumulated depreciation                          -          (81,364)
                                                -------------    -------------
                                                $           -    $      72,036
                                                =============    =============


Note I - Capital Leases Payable

Capital leases payable consist of the following as of September 30, 2005 and 2004, respectively:

                                                                September 30,   September 30,
                                                                     2005            2004
                                                                -------------   -------------
Three  capital  leases,  respectively,  payable  to  various equipment financing companies.  Interest, at March 31, 2002, ranging  between  11.37% and  14.05%.  Payable in  aggregate
monthly   installments  of  approximately  $935,   including
accrued  interest.  Final maturities occur between September
2004 and December 2004. Collateralized the underlying leased
manufacturing equipment.                                        $           -   $         525

     Less current maturities                                                -            (525)
                                                                -------------   -------------
     Long-term portion                                          $           -   $           -
                                                                =============   =============

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note J - Loans from Shareholders

                                                                September 30,   September 30,
                                                                     2005            2004
                                                                -------------   -------------

Notes payable to three  separate  shareholders.  Interest at
8.0%, payable monthly. Principal due at maturity on December
31, 2006.  Shareholder/lender  has the option to convert the principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the  average  closing bid and ask price on the date of conversion  or $0.07 per share.  Each note is
unsecured.                                                      $     650,000   $           -
                                                                =============   =============


Note K - Convertible Debenture

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

As of September 30, 2005, the outstanding  balance on the convertible  debenture
is  approximately   $241,365  and  we  have  approximately   2,413,650  warrants
outstanding. A recap of the debenture activity is as follows:

                                            Debenture         Warrant
                                          (in dollars)      (in shares)
                                          ------------      -----------
       Initial amount                     $    600,000        6,000,000
       2003 redemptions                       (208,635)      (2,086,350)
       2004 redemptions                       (135,000)      (1,250,000)
       2005 redemptions                        (25,000)        (250,000)
                                          ------------      -----------
  Balances outstanding at March 31, 2005  $    241,365        2,413,650
                                          ============      ===========

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note K - Convertible Debenture - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note K - Convertible Debenture - Continued

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


Note L - Derivative Liability arising from Warrants

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note M - Preferred Stock Transactions

Preferred stock consists of the following as of September 30, 2005 and 2004, respectively:

                                     September 30, 2005    September 30, 2004
                                     ------------------    ------------------
                                      # shares   value      # shares   value
                                     --------- --------    --------- --------
Series A Cumulative
  Convertible Preferred Stock           12,000 $ 60,000       12,000 $ 60,000
Series B Cumulative
  Convertible Preferred Stock           91,700  458,500       91,700  458,500
Series C Convertible
   Preferred Stock                   1,905,882  324,000            -        -
                                     --------- --------    --------- --------
                                     2,009,582 $842,500      103,700 $518,500
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

In conjunction with the Series A Preferred Stock, certain shares were sold after the Company's common stock was approved for trading by the National Association of Securities Dealers on the OTC Bulletin Board in October 2001. The shares of Series A Preferred Stock sold subsequent to this date had an equivalent per share value of common stock below the ending quoted market price of the

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note M - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note N - Common Stock Transactions

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note N - Common Stock Transactions - Continued

Calendar 2004 Transactions - continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note N - Common Stock Transactions - Continued

Calendar 2005 Transactions - continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


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
                        ==============  =============   ==================

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $8,150,000 to offset future taxable income. Subject to current regulations, components of this carryforward began to expire at the end of Calendar 2003. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


Note P - Income Taxes - Continued

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

The Company's income tax expense (benefit) for the nine months ended September 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Nine months   Nine months
                                                        ended         ended
                                                    September 30, September 30,
                                                        2005           2004
                                                    ------------- -------------
Statutory rate applied to loss before income taxes  $  (1,062,000)$    (799,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Imputed interest on derivative liability from
       warrants and convertible notes                      14,700             -
     Other, including reserve for deferred tax asset    1,062,000       799,000
                                                    ------------- -------------
       Income tax expense                           $           - $           -
                                                    ============= =============

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


Note Q - Subsequent Events

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

Restatement issues

     The September 30, 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

     In prior periods, the Company executed a private labeling agreement with Century International Arms, Inc. (Century). Under this agreement, the Company was to produce its standard catalog of small arms ammunition plus one specialty small arms cartridge to Century's specifications for packaging in Century's designated labeling. This agreement required no modifications to the Company's production line and did not require the addition of supplemental personnel or equipment. The Company made an initial shipment under this agreement to Century during December 2003. Virtually immediately, the Company began to experience problems with Century regarding Century's compliance with their performance criteria under this agreement. During the first quarter of 2004, Century defaulted on certain agreed-upon payment schedules on merchandise sold during December 2003. In repayment of the outstanding trade debt, the Company accepted unscheduled product returns as payment of the trade debt. As a result of these issues, the Company recognized a charge to operations of approximately $28,000 on its business activity with Century. The returned merchandise was repackaged and is resalable by the Company to other customers. As of June 30, 2004, the Company has cancelled this agreement, and is contemplating litigation against Century for breach of contractual obligations under this agreement.

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

     During the first quarter of 2004, the Company commenced a direct solicitation program for its "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales. The Company continues to experience increases in customer demand, order size and reorder quantities in this program by smaller "single store" owner/operators of retail outlets selling the Company's products. It is anticipated that the overall Calendar 2004 sales volume through the "dealer direct" program may well equal or exceed the sales volumes generated by wholesale distributors in prior years.

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

     During the first quarter of 2004, the Company commenced a direct solicitation program for its "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales.

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

     We recognized a net loss of approximately $(3,167,000) and $(2,349,000) for the respective nine month periods ended September 30, 2005 and 2004, respectively, or approximately $(0.04) and $(0.03) per share in each respective period.

Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

     During the nine and three months ended September 30, 2004, we experienced net revenues of approximately $1,712,000 and $862,000, respectively, as compared to approximately $1,216,000 and $317,000 for the same respective periods of 2003.

     During the first quarter of 2004, the Company commenced a direct solicitation program for its "dealer direct" sales program. As this endeavor has received a very positive initial response from the qualified retail resellers of the Company's product, the announcement of this program had a significantly detrimental impact on the Company's relationship with wholesale distributors and, accordingly, had a significant negative impact on first quarter 2004 sales. The Company continues to experience significant increases in customer demand, order size and reorder quantities in this program by smaller "single store" owner/operators of retail outlets selling the Company's products.

     During November 2004, the Company qualified its 1,000th dealer under this program for direct sales and it is anticipated that the overall Calendar 2004 sales volume through the "dealer direct" program may well equal or exceed the sales volumes generated by wholesale distributors in prior years.

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

Liquidity And Capital Resources

     As of September 30, 2005, December 31, 2004 and September 30, 2004, respectively, we had working capital of approximately $(265,000), $872,000 and $960,000. Our working capital position continues to fluctuate based on our sales volume, collections on our trade accounts receivable and cash received from the contractually mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

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


ITEM 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended September 30, 2005. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)  Findings

     In light of the restatements to the financial statements disclosed above, caused, in part, by a failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources to identify and react in a timely manner to non-routine, complex and/or transactions originated by other parties on the Company's behalf, as well as gaining an adequate understanding of the disclosure requirements relating to these types of transactions, we feel that the existing controls and procedures were and remain effective. Because of said controls, which resulted in the review, discovery and disclosure by amendment of filings to adequately disclose required information, management also concludes that by requiring supplemental reviews of financing transactions that its existing controls and procedures will be more effective.



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

Exhibit      Descriptions
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


                            American Ammunition, Inc.




Dated: bctober 19, 2007        /s/ Andres F. Fernandez
      -------------------      -----------------------------------------
                               Andres F. Fernandez
                               President, Chief Executive Officer
                               Chief Financial Officer and Director