Form 10KSB/A
period 2005-12-31
AMERICAN AMMUNITION INC/FL
filed 2007-10-19
CIK 1123648

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


                      3545 NW 71st Street, Miami, FL 33147
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (305) 835-7400
                 ----------------------------------------------
                           (Issuer's telephone number)




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



The aggregate market value of voting common equity held by non-affiliates as of September 17, 2007 was approximately $_______________.



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 17, 2007:, the Transfer Agent's records indicate that there are 28,372,922 shares outstanding. Of these shares, a total of 21,803,335 shares were subject to an escrow agreement referenced in later filings.



Transitional Small Business Disclosure Format: Yes [_] No [X]

                               RESTATEMENT ISSUES

The December 31, 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

                            AMERICAN AMMUNITION, INC.
                         Annual Report on Form 10-KSB/A
                          Year ended December 31, 2005

                                Index to Contents

                                                                           Page
                                                                          Number
Part I

Item 1   Description of Business                                              5
Item 2   Description of Property                                             15
Item 3   Legal Proceedings                                                   16
Item 4   Submission of Matters to a Vote of Security Holders                 16


Part II

Item 5   Market for Company's Common Stock and Related Stockholders Matters  17
Item 6   Management's Discussion and Analysis or Plan of Operation           18
Item 7   Financial Statements                                                22
Item 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                        22
Item 8A  Controls and Procedures                                             22


Part III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              23
Item 10  Executive Compensation                                              25
Item 11  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                25
Item 12  Certain Relationships and Related Transactions                      26
Item 13  Exhibits and Reports on 8-K                                         26
Item 14  Principal Accountant Fees and Services                              26

Index to Consolidated Financial Statements                                   F-1

Signatures                                                                   53

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

     RISKS RELATING TO OUR BUSINESS: We may never become profitable and continue as a going concern because we have had losses since our inception. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005, 2004 and 2003, we had a net loss of approximately $(6,067,084),$(3,361,000) and $(2,968,000), respectively. We may continue to incur significant operating expenses as we maintain our current line of small-arms ammunition and continue research and development toward improving projectile quality and performance. We cannot estimate exactly when our operating expenses will not outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

     THERE MAY EXIST AN UNCERTAINTY AS TO OUR  CONTINUATION  AS A GOING CONCERN:
Our audited financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 reflect an accumulated deficit of approximately $(26,113,212), $(19,989,875) and $(16,629,044) since our inception, working capital of approximately $(432,660), $872,000 and $2,028,000, and stockholders' equity of approximately $(845,000). $4,385,000 and $4,508,000. Our auditor issued a going concern opinion on our financial statements for the year ended December 31, 2005 and 2004. Our ultimate survivability is dependent upon our being able to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We anticipate that our available cash and future commitments for equity placements will be sufficient to meet our operating expenses and capital expenditures through 2006. If we continue to incur operating losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

     WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING: We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing outside of the financing with La Jolla, which has been renegotiated in 2005 and the ultimate funding may be questionable. We need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

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

     As of April 6, 2006, we had 4,897,112 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into shares of our common stock at current market prices, and outstanding warrants to purchase 133,318 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

     We entered into a Securities Purchase Agreement with La Jolla on October 4, 2002 for the sale of (I) $250,000 in convertible debentures and (ii) warrants to buy 30,000,000 shares of our common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to our company which such funding was allocated towards the principal balance of our convertible debentures. As of April 6, 2006, $226,365 of the debenture remained outstanding. The convertible debentures are due and payable, with 8% interest on June 30, 2006, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

     As of April 6, 2006, our executive officers and directors, which primarily include the Fernandez family, beneficially own approximately 23.5% of our common stock. As a result, our executive officers and directors will have significant influence to:

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

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

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

     Future minimum rental payments on the above leases are as follows:

              Year ended
              December 31,         Amount
              -----------         -----------
              2006                $   117,244
              2007                     72,643
              2008                     68,815
              2007                     68,815
                                  -----------
              Totals              $   317,517
                                  ===========

     For the respective years ended December 31, 2005 and 2004, the Company paid an aggregate of $175,552 and$131,804, respectively, for rent under these agreements.


Item 3 - Legal Proceedings

     The Company is a nominal defendant, stakeholder, and affected party in a civil action styled Independent Banker's Bank v. Eduardo A. Godoy, et. al., Case Number 2003 CA 002466, currently pending in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida. The action was filed by a creditor of a shareholder of the Company, and as Issuer of shares to other Defendants in the action, the Company is named as a stakeholder and affected party in the action. Presently no monetary claim is asserted in this pending action against the Company. The Company and its counsel believe that no such monetary claims should be made, and if made, are without merit and defensible. The Company will vigorously defend any such claim(s).

     From time to time, the Company may be subject to various legal proceedings which are incidental to the ordinary conduct of its business. The Company does not consider any such proceedings to date, either individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.


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

     The ask/high and bid/low information for each quarter since October 23, 2001 are as follows:

      Quarter                     Ask/High        Bid/Low

1/1/2002 - 3/31/2002               0.81            0.33
4/1/2002 - 6/30/2002               0.65            0.36
7/1/2002 - 9/30/2002               0.57            0.31
10/1/2002 - 12/31/2002             0.47            0.38

1/1/2003 - 3/31/2003               0.78            0.53
4/1/2003 - 6/30/2003               0.85            0.42
7/1/2003 - 9/30/2003               0.55            0.37
10/1/2003 - 12/31/2003             0.42            0.22

1/1/2004 - 3/31/2004               0.50            0.27
4/1/2004 - 6/30/2004               0.42            0.17
7/1/2004 - 9/30/2004               0.27            0.17
10/1/2004 - 12/31/2004             0.24            0.15

1/1/2005 - 3/31/2005               0.17            0.09
4/1/2005 - 6/30/2005               0.14            0.07
7/1/2005 - 9/30/2005               0.14            0.08
10/1/2005 - 12/31/2005             0.15            1.04

1/1/2006 - 3/31/2006               1.18            0.29
4/1/2006 - 4/5/2006                0.34            0.30

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

Restatement issues

     The December 31, 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

     We recognized a net loss of approximately $(6,067,000) and $(3,318,000) for the respective years ended December 31, 2005 and 2004, respectively, or $(1.56) and $(0.94) per share.

Liquidity

     As of December 31, 2005 and 2004, respectively, we had working capital of approximately $(433,000) and $872,000. We have used cash in operating activities of approximately $(1,802,000) and $(649,000) during the years ended December 31, 2005 and 2004, respectively.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None


Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended December 31, 2005. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                           Year ended        Year ended
                                          December 31,       December 31,
                                              2005               2004
                                          ------------       ------------
1.         Audit fees                     $     35,663       $     35,663
2.         Audit-related fees                        -                  -
3.         Tax fees                              4,725              4,725
4.         All other fees                            -                  -
                                          ------------       ------------
   Totals                                 $     40,388       $     40,388
                                          ============       ============

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




          [Balance of this page Company any intentionally left blank.]

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







          [Balance of this page Company any intentionally left blank.]






                Financial Statements follow beginning on Page F-1

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                    Annual Consolidated Financial Statements
                          Year ended December 31, 2005

                                      Index



                                                                           Page
                                                                          Number

Report of Registered Independent Certified Public Accounting Firm           F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2005 and 2004                                       F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2005 and 2004                         F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2005 and 2004                         F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2005 and 2004                         F-8

   Notes to Consolidated Financial Statements                              F-10

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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on April 6, 2006. Subsequent to the date of that Report, Management determined that the Company's accounting for certain notes payable to shareholders and other affiliated parties with embedded conversion features and warrant issues. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital and debt issues with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; "Accounting for Derivative Instruments and Hedging Activities". Accordingly, these matters created a situation requiring the restatement of the Company's financial statements as of and for the year ended December 31, 2005. The results of these findings resulted in an additional charges of approximately $125,415 to operations.

Accordingly, no further reliance should be placed on our Report dated April 6, 2006.

                                                        /s/S. W. HATFIELD
                                                        ----------------------
                                                           S. W. HATFIELD, CPA
Dallas, Texas
September 17, 2007

The December 31, 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.


                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

                                                                                  (Restated)
                                                                                  December 31,      December 31,
                                                                                    2005                2004
                                                                                --------------     -------------
                                     ASSETS
Current Assets

   Cash on hand and in bank                                                     $      431,050     $     805,465
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $12,463 and $-0-, respectively                                                571,427           639,444
   Inventory                                                                           560,090           912,424
   Prepaid interest                                                                    452,337                 -
   Prepaid expenses                                                                     56,789            58,847
                                                                                --------------     -------------

     Total Current Assets                                                            2,071,693         2,416,180
                                                                                --------------     -------------


Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                           8,095,110         7,976,248
   Office furniture and fixtures                                                        69,889            69,889
   Leasehold improvements                                                              190,277           184,939
                                                                                --------------     -------------
                                                                                     8,355,276         8,231,076
   Accumulated depreciation                                                         (5,577,447)       (4,801,695)
   Impairment of recoverability of carrying value                                   (2,777,829)                -
                                                                                --------------     -------------

     Net Property and Equipment                                                              -         3,429,381
                                                                                --------------     -------------


Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $64,328 and $9,190, respectively                                                  211,362           266,500
   Loan costs and fees, net of accumulated amortization
     of approximately $11,309 and $-0-, respectively                                    53,941                 -
   Deposits and other                                                                   83,660            83,660
                                                                                --------------     -------------

     Total Other Assets                                                                348,963           350,160
                                                                                --------------     -------------

TOTAL ASSETS                                                                    $    2,420,656     $   6,195,721
                                                                                ==============     =============

                                  - Continued -

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2005 and 2004


                                                                                  (Restated)
                                                                                  December 31,      December 31,
                                                                                    2005                  2004
                                                                                --------------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                                $      975,000     $           -
   Working capital advance                                                             150,000                 -
   Customer deposits                                                                   232,690           440,906
   Accounts payable - trade                                                            846,617           936,885
   Accrued salaries and wages                                                          245,929           135,970
   Accrued interest payable                                                             26,388            15,000
   Accrued dividends payable                                                            27,729            15,989
                                                                                --------------     -------------

     Total Liabilities                                                               2,504,353         1,544,660
                                                                                --------------     -------------

Long-Term Liabilities
   Convertible debenture                                                               226,365           266,365
   Derivative liability from note conversion features                                  535,202                 -
                                                                                --------------     -------------

     Total Liabilities                                                               3,265,920         1,811,025
                                                                                --------------     -------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C                                              1,990             2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     4,172,983 and 3,743,121shares issued and outstanding                                4,173             3,743
   Additional paid-in capital                                                       25,394,235        24,543,818
   Accumulated other comprehensive income                                               42,550                 -
   Accumulated deficit                                                             (26,113,212)      (19,989,875)
                                                                                --------------     -------------
                                                                                      (670,264)        4,559,696
   Stock subscription receivable                                                      (175,000)         (175,000)
                                                                                --------------     -------------

   Total Stockholders' Equity                                                         (845,264)        4,384,696
                                                                                --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    2,420,656     $   6,195,721
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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2005 and 2004


                                                                                  (Restated)
                                                                                  Year ended        Year ended
                                                                                  December 31,      December 31,
                                                                                    2005               2004
                                                                                --------------     -------------

Revenues                                                                        $    3,243,633     $   3,247,368
                                                                                --------------     -------------

Cost of Sales
   Materials                                                                         2,001,076         2,383,198
   Direct Labor                                                                      1,193,259           836,386
   Other direct costs and expenses                                                     627,813           671,787
   Depreciation                                                                        770,062           729,295
                                                                                --------------     -------------
     Total Cost of Sales                                                             4,592,210         4,620,666
                                                                                --------------     -------------

Operating Expenses
   Research and development expenses                                                     2,251            11,457
   Marketing and promotion expenses                                                    184,566           440,248
   Salaries, wages and related expenses                                                583,000           365,633
   Other operating expenses                                                            681,969           718,610
   Bad debt expense                                                                     12,463                 -
   Interest expense                                                                    167,882            16,005
   Depreciation expense                                                                  5,691             6,009
   Amortization of intangibles                                                          55,138             9,190
   Compensation expense related to common stock
     issuances at less than "fair value"                                               257,213           381,902
                                                                                --------------     -------------
     Total Operating Expenses                                                        1,950,173         1,949,054
                                                                                --------------     -------------
Loss from Operations                                                                (3,298,750)       (3,256,352)

Other Income (Expense)
   Other income (expense)                                                                9,495             4,279
   Impairment charge against carrying value of property and equipment               (2,777,829)                -
                                                                                --------------     -------------
Loss before Income Taxes                                                            (6,067,084)       (3,318,073)
Provision for Income Taxes                                                                   -                 -
                                                                                --------------     -------------
Net Loss                                                                            (6,067,084)       (3,318,073)

Other Comprehensive Income
   Change in derivative related to note conversion                                      42,550                 -
                                                                                --------------     -------------
Comprehensive Loss                                                                  (6,024,534)       (3,318,073)

Preferred Stock Dividends                                                              (56,253)          (42,758)
                                                                                --------------     -------------
Net Loss available to Common Shareholders                                       $   (6,080,787)    $  (3,360,831)
                                                                                ==============     =============

Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted                               $        (1.56)    $       (0.94)
                                                                                ==============     =============

Weighted-average number of common shares outstanding                                 3,907,499         3,590,725
                                                                                ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY Years ended December 31, 2005 and 2004


                                                Mandatory Convertible
                                                   Preferred Stock        Common Stock                Additional
                                               -----------------------   --------------------          paid-in
                                                 Shares       Amount       Shares      Amount          capital
                                               ------------ ----------- ------------ ----------  -----------------

Balances at January 1, 200                          462,700 $       104    3,345,217 $    3,345  $      21,652,340

Issuance of preferred stock for cash              1,905,882       1,906            -          -            322,094
Issuance of common stock forCash                          -           -       75,000         75          1,499,925
     Less subscription receivable                         -           -            -          -                  -
   Conversion of debenture                                -           -      245,000        245            505,755
     Less subscription receivable                         -           -            -          -                  -
   Payment of costs to acquire capital                    -           -       15,000         15             59,985
     Less cost of capital                                 -           -            -          -            (36,000)
   Acquisition of assets                                  -           -       55,556         56            499,944
   Payment of preferred stock dividends                   -           -        7,348          7             39,775
   Dividends declared on Preferred Stock                  -           -            -          -                  -
Net loss for the year                                     -           -            -          -                  -
                                               ------------ ----------- ------------ ----------  -----------------

Balances at December 31, 2004                     2,009,582       2,010    3,743,121      3,743         24,543,818

Conversion of Preferred Stock into
   Common Stock                                     (19,420)        (19)      66,810         67                (47)
Issuance of common stock forCash                          -           -      293,603        294            476,312
     Compensation expense for value of
     common stock sold at less than "fair value"          -           -            -                       257,213
     Less cost of capital                                 -           -            -                       (10,000)
   Loan fees and costs                                    -           -       37,500         38             65,212
   Employee bonus                                         -           -        8,334          8             17,325
   Payment of preferred stock dividends                   -           -       23,615         24             44,400
   Dividends declared on Preferred Stock                  -           -            -          -                  -
   Change in derivative related to
     note conversion                                      -           -            -          -                  -
Net loss for the year                                     -           -            -          -                  -
                                               ------------ ----------- ------------ ----------  -----------------

Balances at December 31, 2004-Restated            1,990,162 $     1,990    4,172,983 $    4,173  $      25,394,233
                                               ============ =========== ============ ==========  =================


                                  - Continued -

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY Years ended December 31, 2005 and 2004
                                   (Continued)

                 Accumulated
                    other
                comprehensive     Accumulated
                    income          deficit             Total
                 ------------   ----------------    -------------

                 $          -   $    (16,629,044)   $   5,026,745

                            -                  -          324,000
                            -                  -        1,500,000
                            -                  -         (150,000)
                            -                  -          506,000
                            -                  -          (25,000)
                            -                  -           60,000
                            -                  -          (36,000)
                            -                  -          500,000
                            -                  -           39,782
                            -            (42,758)         (42,758)
                            -         (3,318,073)      (3,318,073)
                 ------------   ----------------    -------------

                            -        (19,989,875)       4,384,696


                            -                  -                -
                            -                  -          436,607

                            -                  -          257,213
                            -                  -          (10,000)
                            -                  -           65,250
                            -                  -           17,333
                            -                  -           44,424
                            -            (56,253)         (56,253)

                       42,550                  -           42,550
                            -         (6,067,084)      (6,067,084)
                 ------------   ----------------    -------------


                 $     42,550   $    (26,113,212)   $    (845,264)
                 ============   ================    =============

Stock subscription receivable at
         December 31, 2005 and 2004                 $    (175,000)
                                                    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2005 and 2004


                                                                                 (Restated)
                                                                                  Year ended        Year ended
                                                                                  December 31,      December 31,
                                                                                    2005               2004
                                                                                --------------     -------------
Cash flows from operating activities
   Net loss for the year                                                        $   (6,067,084)    $  (3,318,073)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                                   967,612           744,494
       Bad debt expense                                                                 12,463            85,490
       Acquisition of inventory with common stock                                            -            89,510
       Payment of expenses with common stock                                            17,333                 -
       Compensation expense related to common stock
         issuances at less than "fair value"                                           257,213           381,902
       (Increase) Decrease in
,        Accounts receivable                                                            55,554          (204,099)
         Inventory                                                                     352,334           200,332
Prepaid expenses, deposits and other                                                     2,057           (24,258)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                                (90,269)          808,023
         Accrued payroll payable                                                       109,959           135,970
         Accrued interest payable                                                       11,388            15,000
         Customer deposits                                                            (208,216)          436,806
                                                                                --------------     -------------
Net cash provided by (used in) operating activities                                 (1,801,824)         (648,903)
                                                                                --------------     -------------

Cash flows from investing activities
   Cash received on sale of equipment                                                        -                 -
   Purchase of property and equipment                                                 (124,198)         (717,462)
                                                                                --------------     -------------
Net cash used in investing activities                                                 (124,198)         (717,462)
                                                                                --------------     -------------

Cash flows from financing activities
   Proceeds from loans from stockholders                                               975,000                 -
   Amount funded on working capital advance                                            150,000                 -
   Principal paid on long-term capital leases                                                -            (7,841)
   Cash received on sale of Preferred Stock                                                  -           324,000
   Cash received on issuance of Mandatory Convertible Debenture                        436,607         1,350,000
   Cash paid to acquire capital                                                        (10,000)                -
                                                                                --------------     -------------
Net cash provided by financing activities                                            1,551,607         1,666,159
                                                                                --------------     -------------

INCREASE (DECREASE) IN CASH                                                           (374,415)          299,794

Cash at beginning of year                                                              805,465           505,671
                                                                                --------------     -------------

Cash at end of year                                                             $      431,050     $     805,465
                                                                                ==============     =============

                                  - Continued -

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2004 and 2003


                                                                                 (Restated)
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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                     Year ended
                                                                    December 31,
                                                                         2005
                                                                    -----------
Net Loss, as previously reported                                    $(5,941,669)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates              (125,415)
                                                                    -----------
   Total effect of changes on Loss from Operations and Net Loss        (125,415)
                                                                    -----------

Net Loss, as restated                                               $(6,067,084)
                                                                    ===========

Net loss available to common stockholders, as previously reported   $(5,997,922)

Effect of the correction of an error
   Total effect as shown above                                         (125,415)
                                                                    -----------
Net Loss available to common stockholders, as restated              $(6,080,787)
                                                                    ===========

Earnings per share, as previously reported                          $     (1.53)
Total effect of changes                                                   (0.03)
                                                                    -----------

Earnings per share, as restated                                     $     (1.56)
                                                                    ===========

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note D - Correction of an Error - Continued

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


Note F - Inventory

As of December 31, 2005 and 2004, inventory consisted of the following components:

                                      December 31,       December 31,
                                          2005                2004
                                      -----------        ------------
         Raw materials                $   522,524        $    522,585
         Work in process                   30,103             306,360
         Finished goods                     7,463              83,479
                                      -----------        ------------
         Totals                       $   560,090        $    912,424
                                      ===========        ============

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004



Note G - Property and Equipment

Property and equipment consist of the following components:

                                     December 31,   December 31,     Estimated
                                         2005         2004          useful life
                                     ------------   ------------   ------------
   Manufacturing equipment           $  8,095,110   $  7,745,112     3-10 years
   Office furniture and fixtures           69,889         69,889     3- 7 years
   Leasehold improvements                 190,277        184,939     8-20 years
                                     ------------   ------------   ------------
                                        8,355,276      7,999,940
   Accumulated depreciation            (5,577,447)    (4,762,074)
   Impairment of recoverability
         of carrying value             (2,777,829)             -
                                     ------------   ------------
   Net property and equipment        $  3,237,866   $  3,237,866
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


Note H - Loans from Shareholders

                                                                 December 31,
                                                                2005      2004
                                                              ---------  -------
Notes payable to three  separate  shareholders.  Interest at
8.0%, payable monthly. Principal due at maturity on December
31, 2006.  Shareholder/lender  has the option to convert the principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the  average  closing bid and ask price on the date of conversion  or $0.07 per share.  Each note is
unsecured.                                                    $ 975,000  $     -
                                                              =========  =======

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

As of December 31, 2005, the outstanding balance on the convertible debenture is approximately $226,365 and we have approximately 2,263,650 warrants outstanding. A recap of the debenture activity is as follows:

                                        Debenture      Warrant
                                      (in dollars)    (in shares)
                                      ------------    -----------
       Initial amount                 $    600,000      6,000,000
       2003 redemptions                   (208,635)    (2,086,350)
       2004 redemptions                   (125,000)    (1,250,000)
       2005 redemptions                    (40,000)      (400,000)
                                      ------------    -----------
       Balances outstanding
         at December 31, 2005         $    246,365      2,233,650
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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note I - Convertible Debenture - continued

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004

Note I - Convertible Debenture - continued

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


Note J - Derivative Liability arising from Warrants

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


Note K- Preferred Stock Transactions

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note K- Preferred Stock Transactions - Continued

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note K- Preferred Stock Transactions - Continued

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note L - Common Stock Transactions - Continued

Calendar 2004 transactions - continued

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note L - Common Stock Transactions - Continued

Calendar 2005 Transactions - continued

In July 2005, the Company issued approximately 8,333 shares of unregistered, restricted common stock to Paul Goebel, the Company's Director of Domestic Sales, as an employee bonus. These shares were valued at approximately $17,166, which approximated the market value of the shares on the transaction date. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004

Note M - Rental Commitments - Continued

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


Note N - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2005 and 2004, respectively, are as follows:

                                     Year ended        Year ended
                                    December 31,      December 31,
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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note N - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Year ended        Year ended
                                                           December 31,     December 31,
                                                               2005              2004
                                                           --------------  ----------------

Statutory rate applied to loss before income taxes         $   (2,062,400) $     (1,128,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                 -
     Non-deductible items
       Impairment of recoverability of carrying
         value of fixed assets                                    944,000                 -
       Imputed interest on derivative liability from
         warrants and convertible notes                            42,600                 -
       Compensation expense related to common
         stock issuances at less than "fair value"                 87,000           130,000
     Other, including reserve for deferred tax asset              989,000           998,000
                                                           --------------  ----------------
       Income tax expense                                  $            -  $              -
                                                           ==============  ================

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                              Year ended        Year ended
                                             December 31,       December 31,
                                                 2005              2004
                                             --------------  ----------------
     Deferred tax assets - long-term
       Net operating loss carryforwards      $    4,080,000  $      2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences          (525,000)         (690,000)
                                             --------------  ----------------
                                                  3,555,000         1,979,000
     Less valuation allowance                    (3,555,000)       (1,979,000)
                                             --------------  ----------------

       Net Deferred Tax Asset                $            -  $              -
                                             ==============  ================

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,576,000 and $(671,000).

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


Note O - Revenue Concentrations

The Company sells to both commercial and governmental customers, in both domestic and foreign markets. The following table shows the Company's gross revenue composition:

                               Year ended                 Year ended
                               December 31, 2005       December 31, 2003
                               -----------------       -----------------
                              Amount    % of total    Amount    % of total
                           ----------   ----------   ---------- ----------
Domestic
   Commercial
     Customer A            $  222,272         6.85   $  190,390       5.86
     Others                   958,813        29.56    1,636,715      50.40
                           ----------   ----------   ---------- ----------
                            1,181,085        46.41    1,827,104      56.26
                           ----------   ----------   ---------- ----------
   Private Label              407,063        12.55           -           -
                           ----------   ----------   ---------- ----------
   Governmental
     Customer B               541,392        16.69      698,976      21.52
     Customer C               399,860        12.33            -          -
     Others                    44,963         1.39        8,905       0.28
                           ----------   ----------   ---------- ----------
                              986,215        30.41      707,881      21.80
                           ----------   ----------   ---------- ----------
Foreign
   Governmental
     Customer D               644,180        19.86      684,340      21.07
     Others                    25,090         0.77       28,043       6.23
                           ----------   ----------   ---------- ----------
                              669,270        20.63      712,383      21.94
                           ----------   ----------   ---------- ----------
     Totals                $3,243,633       100.00   $3,247,368     100.00
                           ==========   ==========   ========== ==========



                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            American Ammunition, Inc.

Dated: October 19, 2007         By:
 /s/ Andres F. Fernandez
       ------------------          -----------------------------------
                                    Andres F. Fernandez
                                    Chief Executive Officer,
                                    Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: October 19, 2007          By: /s/ Andres F. Fernandez
       ------------------            -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: October 19, 2007           By: /s/ J. A. Fernandez, Sr.
       ------------------           ------------------------------------
                                    J. A. Fernandez, Sr.
                                    Chairman, Director of Sales, and Director

Dated: October 19, 2007           By: /s/ Emilio D. Jara
       ------------------            ------------------------------
                                     Emilio D. Jara.
                                     Vice President - Operations,
                                     Corporate Secretary and Director

Dated: October 19, 2007           By: /s/ Maria A. Fernandez
       ------------------             ----------------------------------
                                      Maria A. Fernandez,
                                      Director