Form 10QSB/A
period 2007-06-30
AMERICAN AMMUNITION INC/FL
filed 2007-10-19
CIK 1123648

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


---------------------

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

                            American Ammunition, Inc.

                Form 10-QSB/A for the Quarter ended June 30, 2005

                                Table of Contents


                                                                         Page
PART I - FINANCIAL INFORMATION

  ITEM 1 Financial Statements                                              3

  ITEM 2 Management's Discussion and Analysis or Plan of Operation        22

  ITEM 3 Controls and Procedures                                          29


PART II - OTHER INFORMATION

  ITEM 1 Legal Proceedings                                                30

  ITEM 2 Recent Sales of Unregistered Securities and Use of Proceeds      30

  ITEM 3 Defaults Upon Senior Securities                                  30

  ITEM 4 Submission of Matters to a Vote of Security Holders              30

  ITEM 5 Other Information                                                30

  ITEM 6 Exhibits                                                         30


Signatures                                                                30

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The June 30, 2005, financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J).

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2005 and 2004
                                   (Unaudited)

                                                                                 (Restated)
                                                                                June 30, 2005 June 30, 2004
                                                                                ------------- -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     486,609 $     439,037
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0- and $-0-, respectively                   192,855        37,073
   Inventory                                                                          548,616     1,020,460
   Prepaid interest                                                                    27,377             -
   Prepaid expenses                                                                    56,382        36,760
                                                                                ------------- -------------
     Total Current Assets                                                           1,311,839     1,533,330
                                                                                ------------- -------------


Property and Equipment - at cost or contributed value
     Manufacturing equipment                                                        8,083,624     7,446,870
   Office furniture and fixtures                                                       55,577        82,719
   Leasehold improvements                                                             190,277       187,397
                                                                                ------------- -------------
                                                                                    8,329,478     7,716,986
   Accumulated depreciation                                                        (5,186,640)   (4,417,688)
                                                                                ------------- -------------

     Net Property and Equipment                                                     3,142,838     3,299,298
                                                                                ------------- -------------


Other Assets
   Prepaid interest                                                                    27,376             -
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $36,759                         238,931             -
   Deposits and other                                                                  83,660        83,660
                                                                                ------------- -------------

     Total Other Assets                                                               349,967        83,660
                                                                                ------------- -------------

TOTAL ASSETS                                                                    $   4,804,644 $   4,916,288
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

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2005 and 2004
                                   (Unaudited)

                                                                                 (Restated)
                                                                                June 30, 2005 June 30, 2004
                                                                                ------------- -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of leases payable                                         $           - $       2,606
   Customer deposits                                                                  440,906         4,100
   Accounts payable - trade                                                           736,255       218,116
   Other accrued liabilities                                                          202,102             -
   Advances from shareholders                                                         150,000             -
   Accrued dividends payable                                                           20,339        12,221
                                                                                ------------- -------------
     Total Current Liabilities                                                      1,549,602       237,043
                                                                                ------------- -------------

Long-Term Liabilities
   Convertible debenture                                                              241,365       266,265
   Derivative liabilities from note conversion                                         58,533             -
   Capital leases payable                                                                   -             -
                                                                                ------------- -------------

     Total Liabilities                                                              1,849,500       237,043
                                                                                ------------- -------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A                                                 -             -
     1,000,000 shares allocated to Series B                                                 -             -
     1,905,882 shares allocated to Series C                                             2,010           104
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     75,907,300 and 75,656,926 shares issued and outstanding                           75,907        73,657
   Additional paid-in capital                                                      24,946,326    23,607,568
   Accumulated other comprehensive income                                                 783             -
   Accumulated deficit                                                            (22,026,926)  (18,993,449)
                                                                                ------------- -------------
                                                                                    2,993,537     4,687,880
   Stock subscription receivable                                                      (38,393)     (275,000)
                                                                                ------------- -------------

   Total Stockholders' Equity                                                       2,955,144     4,412,880
                                                                                ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   4,804,644 $   4,916,288
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


                                              (Restated)                         (Restated)
                                              Six months        Six months      Three months    Three months
                                                 ended             ended           ended             ended
                                             June 30, 2005    June 30, 2004     June 30, 2005   June 30, 2004
                                             -------------    -------------     -------------   -------------
Revenues                                     $   1,855,010    $     850,292     $     684,693   $     568,785
                                             -------------    -------------     -------------   -------------
Cost of Sales
   Materials, Direct Labor
      and other direct costs                     2,502,842        1,602,707         1,153,511       1,070,662
   Depreciation                                    382,311          347,511           195,062         174,423
                                             -------------    -------------     -------------   -------------
      Total Cost of Sales                        2,885,153        1,950,218         1,348,573       1,245,085
                                             -------------    -------------     -------------   -------------
Gross Profit                                    (1,030,143)      (1,099,926)         (676,300)       (683,880)
                                             -------------    -------------     -------------   -------------
Operating Expenses
   Research and development expenses                 1,611            6,474             6,474              79
   Marketing and promotion expenses                111,752          254,054           130,875          30,646
   Other operating expenses                        631,521          595,092           304,425         311,960
   Interest expense                                14,694              767             5,070             3,611
   Depreciation and amortization                    3,0203            3,787             1,893          15,101
   Compensation expense related to
      common stock issuances at less
      than "fair value"                            200,502          356,000            35 000         200,502
                                             -------------    -------------     -------------   -------------
      Total Operating Expenses                     990,283        1,243,993           483,737         561,899
                                             -------------    -------------     -------------   -------------

Loss from Operations                            (2,020,626)      (2,343,919)       (1,160,037)     (1,223,787)

Other Income (Expense)
   Interest and other income                         6,232              254               167           1,992
                                             -------------    -------------     -------------   -------------
Income (Loss) before Income Taxes               (2,014,394)      (2,343,665)       (1,159,870)     (1,223,787)

Provision for Income Taxes                               -                -                 -               -
                                             -------------    -------------     -------------   -------------
Net Loss                                        (2,014,394)      (2,343,665)       (1,159,870)     (1,223,787)

Other Comprehensive Income
   Change in derivative related to
      note conversion                                  783                -               783               -
                                             -------------    -------------     -------------   -------------
Comprehensive Loss                           $  (2,013,611)   $  (2,343,665)    $  (1,159,087)  $  (1,223,787)
                                             =============    =============     =============   =============
Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.03)   $       (0.03)    $       (0.02)  $       (0.02)
                                             =============    =============     =============   =============
Weighted-average number of
   common shares outstanding                    74,909,127       69,458,597        71,148,043      74,940,266
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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                 (Restated)
                                                                                 Six months    Six months
                                                                                    ended        ended
                                                                                June 30, 2005 June 30, 2004
                                                                                ------------- -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (2,014,394)$  (2,343,665)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                  417,077       351,298
       Bad debt expense                                                                     -        27,819
       Compensation expense related to common stock
         issuances at less than "fair value"                                          200,502       356,000
       (Increase) Decrease in
         Accounts receivable                                                          446,589       455,943
         Inventory                                                                    363,808        92,296
         Prepaid expenses, deposits and other                                           2,464        (2,172)
       Increase (Decrease) in
         Accounts payable - trade                                                    (250,630)       89,252
         Other accrued expenses                                                        37,522             -
                                                                                ------------- -------------
Net cash used in operating activities                                                (797,062)     (973,229)
                                                                                ------------- -------------
Cash flows from investing activities
   Purchase of property and equipment                                                 (98,400)     (338,170)
                                                                                ------------- -------------
Net cash used in investing activities                                                 (98,400)     (338,170)
                                                                                ------------- -------------
Cash flows from financing activities
   Advances from shareholders                                                         150,000             -
   Principal paid on long-term capital leases                                               -        (5,235)
   Cash paid to obtain capital                                                        (10,000)            -
   Cash received on sale of common stock                                              436,606     1,250,000
                                                                                ------------- -------------
Net cash provided by financing activities                                             576,606     1,244,765
                                                                                ------------- -------------
Increase (Decrease) in Cash                                                          (318,856)      (66,634)
Cash at beginning of year                                                             805,465       505,671
                                                                                ------------- -------------
Cash at end of period                                                           $     486,609 $     439,037
                                                                                ============= =============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $      10,131 $         767
                                                                                ============= =============
     Income taxes paid for the period                                           $           - $           -
                                                                                ============= =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and accrued interest payable
       into common stock                                                        $      25,000 $     125,000
                                                                                ============= =============
     Common stock issued in payment for costs of raising capital                $           - $      36,000
                                                                                ============= =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $       9,171 $      19,540
                                                                                ============= =============


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                   Six months      Three months
                                                                      ended            ended
                                                                  June 30, 2005    June 30, 2004
                                                                  -------------    -------------
Net Loss, as previously reported                                  $  (2,009,831)   $  (1,155,307)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
  Operating expenses: Interest expense recognized from beneficial conversion discount feature on notes payable to shareholders and
  other affiliates                                                       (4,563)          (4,563)
                                                                  -------------    -------------
   Total effect of changes on Loss from Operations and Net Loss          (4,563)          (4,563)
                                                                  -------------    -------------
Net Loss, as restated                                             $  (2,014,394)   $  (1,159,870)
                                                                  =============    =============
Net loss available to common stockholders, as previously reported $  (2,037,051)   $  (1,168,917)

Effect of the correction of an error
   Total effect as shown above                                           (4,563)          (4,563)
                                                                  -------------    -------------
Net Loss available to common stockholders, as restated            $  (2,041,614)   $  (1,173,480)
                                                                  =============    =============
Earnings per share, as previously reported                        $       (0.03)   $       (0.02)
Total effect of changes                                                   (0.00)           (0.00)
                                                                  -------------    -------------
Earnings per share, as restated                                   $       (0.03)   $       (0.02)
                                                                  =============    =============

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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
                                =============  =============

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note J - Convertible Debenture - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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

Between January 1, 2005 and June 30, 2005, the Debenture Holder elected to convert an aggregate $25,000, through a separate transaction, in outstanding Debenture principal into registered common stock. This election caused the Company to issue 750,000 shares of common stock to the Debenture Holder. Additionally, pursuant to the contract terms, the Debenture Holder concurrently exercised a portion of the outstanding Warrant to purchase 250,000 shares of the Company's common stock for gross proceeds of $250,000.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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
                                       =========   =========  ========  ========

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note L - Preferred Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note L - Preferred Stock Transactions - Continued

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


Note M - Common Stock Transactions

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note M - Common Stock Transactions - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note M - Common Stock Transactions - Continued

Calendar 2005 transactions - continued

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

The Company's subsidiary, IPE, leases its manufacturing facility from an unrelated third-party under a long- term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $20,752 and $16,622, respectively, for each of the years ended December 31, 2004 and 2003.

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note N - Rental Commitments - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


Note O - Income Taxes - Continued

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

Restatement issues

     The June 30, 2005, financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

     We recognized a net loss of approximately $(2,014,000) and $(2,344,000) for the respective six month periods ended June 30, 2005 and 2004, respectively, or $(0.03) per share in each respective period.

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

Liquidity And Capital Resources

     As of June 30, 2005, December 31, 2004 and June 30, 2004, respectively, we had working capital of approximately $(237,000), $872,000 and $1,296,287. Our working capital position continues to fluctuate based on our sales volume, collections on our trade accounts receivable and cash received from the contractually mandatory exercise of our outstanding warrant related to our convertible debenture. Further, we anticipate that we have sufficient inventory levels to support our retail dealer direct program and our existing and anticipated U. S. Government contracts.

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


ITEM 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended June 30, 2005. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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