Form 10QSB/A
period 2006-03-31
AMERICAN AMMUNITION INC/FL
filed 2007-10-22
CIK 1123648

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



------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]


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


                                Table of Contents


                                                                           Page

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements                                              3

  ITEM 2 - Management's Discussion and Analysis or Plan of Operation        25

  ITEM 3 - Controls and Procedures                                          30

                           PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                                30

  ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds      30

  ITEM 3 - Defaults Upon Senior Securities                                  33

  ITEM 4 - Submission of Matters to a Vote of Security Holders              33

  ITEM 5 - Other Information                                                33

  ITEM 6 - Exhibits                                                         33


SIGNATURES                                                                  33

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The March 31, 2006 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 March 31, 2006
                                   (Unaudited)

                                                                                   (RESTATED)
                                                                                 March 31, 2006
                                                                                ---------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $       289,712
   Accounts receivable - trade, net of allowance for
         doubtful accounts of $12,463                                                   230,234
   Inventory                                                                            425,337
   Prepaid interest                                                                     339,253
   Prepaid expenses                                                                      64,936
                                                                                ---------------

     Total Current Assets                                                             1,349,472
                                                                                ---------------

Property and Equipment - at cost
   Manufacturing equipment                                                            8,126,135
   Office furniture and fixtures                                                         69,889
   Leasehold improvements                                                               190,277
                                                                                ---------------

                                                                                      8,386,301
   Accumulated depreciation                                                          (5,608,472)
   Impairment of recoverability of carrying value                                    (2,777,829)
                                                                                ---------------

     Net Property and Equipment                                                               -
                                                                                ---------------

Other Assets
 Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately $78,112                           197,578
 Loan costs and fees, net of accumulated amortization of approximately $24,795           40,455
 Deposits and other                                                                      83,660
                                                                                ---------------

     Total other assets                                                                 321,693
                                                                                ---------------

TOTAL ASSETS                                                                    $     1,671,165
                                                                                ===============


                                  - Continued -

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                                 March 31, 2006
                                   (Unaudited)

                                                                                   (RESTATED)
                                                                                 March 31, 2006
                                                                                ---------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                                $       975,000
   Working capital advance                                                              200,000
   Customer deposits                                                                    188,020
   Accounts payable - trade                                                           1,042,892
   Accrued salaries and wages                                                           253,552
   Accrued interest payable                                                              28,361
   Accrued dividends payable                                                             39,780
                                                                                ---------------

     Total Current Liabilities                                                        2,727,605

Long-Term Liabilities
   Convertible debenture                                                   `            226,365
   Derivative liability from note conversion features                   ` ` `         3,284,149
                                                                                ---------------

     Total Liabilities                                                                6,238,119
                                                                                ---------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value 20,000,000 shares authorized.
     1,795,320 shares allocated to Series A 91,700 shares allocated to Series B 1,905,882 shares allocated to Series C
     200,000 shares allocated to Series E                                                 2,040
   Common stock - $0.001 par value. 300,000,000 shares authorized.
     4,440,714 shares issued and outstanding                                              4,441
   Additional paid-in capital                                                        25,654,502
   Accumulated other comprehensive loss                                              (2,706,397)
   Accumulated deficit                                                              (27,346,540)
                                                                                ---------------
                                                                                     (4,391,954)
     Stock subscription receivable                                                     (175,000)

     Total Stockholders' Equity                                                      (4,566,954)
                                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     1,671,165
                                                                                ===============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                (RESTATED)
                                                                Three months      Three months
                                                                   ended            ended
                                                                March 31, 2006   March 31, 2005
                                                                --------------  ---------------

Revenues - net of returns and allowances                               710,111        $1,170,317
                                                                --------------  ---------------

Cost of Sales
   Materials, Direct Labor and other direct costs                    1,347,081         1,349,331
   Depreciation                                                         31,024          187,249
                                                                --------------  ---------------
     Total Cost of Sales                                             1,378,105        1,536,580
                                                                --------------  ---------------
Gross Profit                                                          (667,994)        (366,263)
                                                                --------------  ---------------
Operating Expenses
   Research and development expenses                                         -            1,732
   Marketing and selling expenses                                       55,817           81,106
   Other operating expenses                                            374,908          319,561
   Interest expense                                                    150,329            6,520
   Depreciation expense                                                      -            1,317
   Amortization expense                                                 13,785           13,785
                                                                --------------  ---------------
     Total Operating Expenses                                          594,839          424,021
                                                                --------------  ---------------

Loss from Operations                                                (1,262,833)        (790,284)
Other Income (Expense)                                                  41,557            4,240
                                                                --------------  ---------------

Loss before Income Taxes                                            (1,221,276)        (786,044)
Provision for Income Taxes                                                   -                -
                                                                --------------  ---------------
Net Loss                                                            (1,221,276)        (786,044)

Other Comprehensive Income
   Change in derivative related to note conversion                  (2,748,947)               -
                                                                --------------  ---------------

Comprehensive Loss                                              $   (3,970,223) $      (786,044)
                                                                ==============  ===============
Preferred Stock Dividends                                              (12,050)         (27,221)
                                                                --------------  ---------------
Net Loss available to Common Shareholders                       $   (1,233,326) $      (813,265)
                                                                ==============  ===============

Loss per weighted-average share of common stock outstanding, computed on net loss available to common shareholders -
   basic and fully diluted                                      $        (0.29) $         (0.22)
                                                                ==============  ===============
Weighted-average number of
   common shares outstanding                                         4,270,491        3,744,419
                                                                ==============  ===============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                 (RESTATED)
                                                                                Three months     Three months
                                                                                    ended            ended
                                                                                March 31, 2006  March 31, 2005
                                                                                --------------- ---------------
Cash flows from operating activities
   Net loss for the period                                                      $    (1,221,276)$      (786,045)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                    171,377           202,351
       Expenses paid with common stock                                                   18,325               -
       (Increase) Decrease in
         Accounts receivable                                                            341,193         349,885
         Inventory                                                                      134,753          54,872
         Prepaid expenses, deposits and other                                            (8,147)           (651)
       Increase (Decrease) in
         Accounts payable - trade                                                       196,275        (242,906)
         Other accrued expenses                                                         (17,813)         30,522
                                                                                --------------- ---------------
     Net cash (used in) operating activities                                           (385,313)       (391,972)
                                                                                --------------- ---------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (31,025)        (35,571)
                                                                                --------------- ---------------
     Net cash (used in) investing activities                                            (31,025)        (35,571)
                                                                                --------------- ---------------

Cash flows from financing activities
   Cash received on working capital advance                                              50,000               -
   Cash received from sale of preferred stock                                           250,000               -
   Cash paid to acquire capital                                                         (50,000)              -
                                                                                --------------- ---------------
     Net cash provided by financing activities                                          275,000               -
                                                                                --------------- ---------------

Increase (Decrease) in Cash                                                            (141,338)       (427,543)

Cash at beginning of period                                                             431,050         805,465
                                                                                --------------- ---------------

Cash at end of period                                                           $       289,712 $       377,922
                                                                                =============== ===============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $         4,525 $         6,520
                                                                                =============== ===============
     Income taxes paid for the period                                           $             - $             -
                                                                                =============== ===============
Supplemental disclosure of non-cash investing and financing activities
     Issuance of common stock to pay accrued interest                           $        17,261 $             -
                                                                                =============== ===============

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

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note D - Correction of an Error - Continued

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                    Three months
                                                                        ended
                                                                      March 31,
                                                                        2006
                                                                   -------------
Net Loss, as previously restated and reported                      $ (1,108,192)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates              (113,084)
                                                                   -------------
   Total effect of changes on Loss from Operations and Net Loss        (113,084)
                                                                   -------------
Net Loss, as restated                                              $ (1,221,276)
                                                                   =============

Net loss available to common stockholders, as previously reported  $ (1,120,242)

Effect of the correction of an error
   Total effect as shown above                                         (113,084)
                                                                   -------------
Net Loss available to common stockholders, as restated             $ (1,233,326)
                                                                   =============

Earnings per share, as previously reported                         $      (0.26)
Total effect of changes                                                   (0.03)
                                                                   -------------

Earnings per share, as restated                                    $      (0.29)
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


Note F - Inventory

As of March 31, 2006, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                    March 31,
                                      2006
                                   ----------
         Raw materials             $  359,157
         Work in process               58,717
         Finished goods                 7,463
                                   ----------
         Totals                    $  425,337
                                   ==========


Note G - Property and Equipment

Property and equipment consist of the following components:

                                                 March 31,       Estimated
                                                   2006         useful life
                                                 ---------------------------
Manufacturing equipment                          $  8,126,135   3-10 years
Office furniture and fixtures                          69,889   3- 7 years
Leasehold improvements                                190,277   8-20 years
                                                 ------------
                                                    8,386,301
Accumulated depreciation                           (5,608,472)
Impairment of recoverability of carrying value     (2,777,829)
                                                 ------------
Net property and equipment                       $          -
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

Note H - Loans from Shareholders

                                                             March 31, March 31,
                                                               2006      2005
                                                             --------- ---------

Notes payable to three  separate  shareholders.  Interest at
8.0%, payable monthly. Principal due at maturity on December
31, 2006.  Shareholder/lender  has the option to convert the principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the  average  closing bid and ask price on the date of conversion  or $0.07 per share.  Each note is
unsecured.                                                   $ 975,000 $       -
                                                             ========= =========


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
                                        ===========   ==========

The debentures bear interest at 8%, mature on June 31 [sic], 2007, and are convertible into the Company's common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note I - Convertible Debenture - Continued

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


Note K - Preferred Stock Transactions

Preferred stock consists of the following as of March 31, 2006, respectively:

                                                           March 31, 2006
                                                        # shares      value
                                                     -----------  ------------
Series A Cumulative Convertible Preferred Stock           12,000  $     60,000
Series B Cumulative Convertible Preferred Stock           73,360       366,800
Series C Convertible Preferred Stock                   1,905,000       324,000
Series E 8% Convertible Preferred Stock                   50,000       250,000
                                                     -----------  ------------

                                                       2,040,360  $  1,000,800
                                                     ===========  ============

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


Note L - Common Stock Transactions - Continued

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


Note N- Income Taxes

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

The Company's income tax expense (benefit) for the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Three months  Three months
                                                          ended         ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                      ------------  ------------
Statutory rate applied to loss before income taxes $ (414, 800) $ (267,000) Increase (decrease) in income taxes resulting from:
     State income taxes                                          -             -
     Imputed interest on derivative liability from
       warrants and convertible notes                       38,000             -
     Other, including reserve for deferred tax asset       376,800       267,000
                                                      ------------  ------------
       Income tax expense                             $          -  $          -
                                                      ============  ============

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005


Note N - Income Taxes - Continued

Temporary differences, consisting primarily of the net operating loss carryforward and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                                   Year ended     Year ended
                                                  December 31,   December 31,
                                                    2005            2004
                                                  --------------------------
     Deferred tax assets - long-term
       Net operating loss carryforwards           $ 4,080,000   $ 2,669,000
     Deferred tax liabilities - long-term
       Statutory depreciation differences            (525,000)     (690,000)
                                                  -----------   -----------
                                                    3,555,000     1,979,000
     Less valuation allowance                      (3,555,000)   (1,979,000)
                                                  -----------   -----------
       Net Deferred Tax Asset                     $         -  $          -
                                                  ===========  ============

During the years ended December 31, 2005 and 2004, respectively, the valuation allowance increased (decreased) by approximately $1,576,000 and $(671,000).





                [Balance of this page intentionally left blank.]

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

Restatement issues

     The March 31, 2006 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

     We recognized a net loss of approximately $(1,221,000) and $(786,000) for the respective three month periods ended March 31, 2006 and 2005, respectively, or $(0.29) and $(0.22) per share. We wish to note that the loss per share includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

     As of March 31, 2006, December 31, 2005 and March 31, 2005, respectively, we had working capital of approximately $(1,378,000), $(885,000) and $239,000. Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $975,000 in short-term notes payable to existing shareholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at March 31, 2006 and December 31, 2005.

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

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

Exhibit     Descriptions
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




Dated: October 19, 2007         /s/ Andres F. Fernandez
      -------------------      -----------------------------------------
                               Andres F. Fernandez
                               President, Chief Executive Officer
                               Chief Financial Officer and Director