Form 10QSB/A
period 2006-06-30
AMERICAN AMMUNITION INC/FL
filed 2007-10-22
CIK 1123648

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The June 30, 2006 and 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  June 30, 2006
                                   (Unaudited)
                                                                                  (Restated)
                                                                                June 30, 2006
                                                                                -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     250,413
   Accounts receivable - trade,
         net of allowance for doubtful accounts of $10,000                            241,954
   Inventory                                                                          426,676
   Prepaid interest                                                                   226,169
   Prepaid expenses                                                                    55,324
                                                                                -------------
     Total Current Assets                                                           1,200,536
                                                                                -------------
Property and Equipment - at cost                                                            -
                                                                                -------------
Other Assets                                                                          294,424
                                                                                -------------
TOTAL ASSETS                                                                    $   1,494,960
                                                                                =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Notes payable to stockholders                                                $   1,075,000
   Convertible debenture                                                              226,365
   Working capital advance                                                            200,000
   Customer deposits                                                                  188,020
   Accounts payable - trade                                                           804,847
   Accrued salaries and wages                                                         337,648
   Accrued interest payable                                                            30,162
   Accrued dividends payable                                                           71,221
   Derivative liability from note conversion features                               3,229,770
                                                                                -------------
     Total Current Liabilities                                                      6,163,033
                                                                                -------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value 20,000,000 shares authorized.
     2,072,902 shares and outstanding                                                   2,072
   Common stock - $0.001 par value.  300,000,000 shares authorized.
     5,122,931 shares issued and outstanding                                            5,123
   Additional paid-in capital                                                      26,039,482
   Accumulated other comprehensive loss                                            (2,652,018)
   Accumulated deficit                                                            (27,887,732)
                                                                                -------------
                                                                                   (4,493,073)
   Stock subscription receivable                                                     (175,000)
                                                                                -------------
     Total Stockholders' Equity (Deficit)                                          (4,668,073)
                                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   1,494,960
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

                                              (Restated)        (Restated)        (Restated)        (Restated)
                                              Six months        Six months       Three months   Three months
                                                 ended             ended            ended          ended
                                             June 30, 2006      June 30, 2005   June 30, 2006   June 30, 2005
                                             -------------      -------------   -------------   -------------
Revenues                                     $   1,379,497      $   1,855,010   $     669,386   $     684,693
                                             -------------      -------------   -------------   -------------
Cost of Sales
   Materials, direct Labor
      and other direct costs                     2,012,170          2,502,842         665,089       1,153,511
   Depreciation                                     31,024            382,311               -         195,062
                                             -------------      -------------   -------------   -------------
      Total Cost of Sales                        2,043,194          2,885,153         665,089       1,348,573
                                             -------------      -------------   -------------   -------------
Gross Profit                                      (663,697)        (1,030,143)          4,297        (676,300)
                                             -------------      -------------   -------------   -------------
Operating Expenses
   Research and development expenses                     -              1,611               -           6,474
   Selling and marketing expenses                   74,075            111,752          18,258         130,875
   Other operating expenses                        852,390            832,023         477,482         339,425
   Interest expense                                302,789             14,694         152,460           5,070
   Depreciation and amortization                    27,569             30,203          13,784           1,893
                                             -------------      -------------   -------------   -------------
      Total Operating Expenses                   1,256,823            990,283         661,984         483,737
                                             -------------      -------------   -------------   -------------
Loss from Operations                            (1,920,520)        (2,020,626)       (657,687)     (1,160,037)

Other Income (Expense)
   Interest and other income                       189,492              6,232         147,935             167
                                             -------------      -------------   -------------   -------------
Loss before Income Taxes                        (1,731,028)        (2,014,394)       (509,752)     (1,159,870)

Provision for Income Taxes                               -                  -               -               -
                                             -------------      -------------   -------------   -------------
Net Loss                                        (1,731,028)        (2,014,394)       (509,752)     (1,159,870)

Other Comprehensive Income (Loss)
   Change in derivative related
      to note conversion                        (2,694,571)               783          54,379             783
                                             -------------      -------------   -------------   -------------
Comprehensive Loss                           $  (4,425,599)     $  (2,013,611)  $    (455,373)  $  (1,159,087)
                                             =============      =============   =============   =============

Preferred Stock Dividends                          (43,492)           (27,221)        (31,440)        (13,610)
                                             -------------      -------------   -------------   -------------
Net Loss available to
   Common Shareholders                       $  (1,774,520)     $  (2,041,615)  $    (541,192)  $  (1,172,697)
                                             =============      =============   =============   =============
Loss per weighted-average share of
   common stock outstanding,
   computed on net loss -
   basic and fully diluted                   $       (0.39)     $       (0.59)  $       (0.11)  $       (0.33)
                                             =============      =============   =============   =============
Weighted-average number of
   common shares outstanding                     4,537,640          3,472,930       4,797,286       3,557,402
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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                 (Restated)        (Restated)
                                                                                 Six months      Six months
                                                                                    ended           ended
                                                                                June 30, 2006   June 30, 2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the period                                                      $  (1,731,028)  $  (2,014,394)
   Adjustments to reconcile net loss to net cash provided
   by operating activities
       Depreciation and amortization                                                  311,731         417,077
       Bad debt expense                                                                14,153               -
       Operating expenses paid with common stock                                       20,186               -
   Consulting expense related to common stock sales at less than "fair value"         139,373         200,502
       (Increase) Decrease in
         Accounts receivable                                                          315,320         446,589
         Inventory                                                                    133,414         363,808
         Prepaid expenses, deposits and other                                           1,465           2,464
Increase (Decrease) in
         Accounts payable - trade                                                     (41,770)       (250,630)
         Other accrued expenses                                                        91,719          37,522
         Accrued interest payable                                                      40,494               -
         Customer deposits                                                            (44,670)              -
                                                                                -------------   -------------
Net cash used in operating activities                                                (749,613)       (797,062)
                                                                                -------------   -------------
Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)        (98,400)
                                                                                -------------   -------------
Net cash used in investing activities                                                 (31,024)        (98,400)
                                                                                -------------   -------------
Cash flows from financing activities
   Cash advanced on loans from stockholders                                           100,000         150,000
   Cash received on working capital advance                                            50,000               -
   Cash received from the sale of preferred stock                                     500,000               -
   Cash received from sale of common stock                                                  -         436,606
   Cash paid to acquire capital                                                       (50,000)        (10,000)
                                                                                -------------   -------------
Net cash provided by financing activities                                             600,000         576,606
                                                                                -------------   -------------
Increase (Decrease) in Cash                                                          (180,637)       (318,856)
Cash at beginning of year                                                             431,050         805,465
                                                                                -------------   -------------
Cash at end of period                                                           $   250,413       $   486,609
                                                                                =============   =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $       9,157   $      10,131
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of debt and/or accrued interest payable
       into common stock                                                        $     36,720    $      25,000
                                                                                =============   =============
     Common stock issued in payment for costs of raising capital                $           -   $           -
                                                                                =============   =============
     Common stock issued in payment of accrued dividends
       on Preferred Stock - Series A and Series B                               $           -   $       9,171
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

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                  Six months       Six months
                                                                     ended            ended
                                                                 June 30, 2006    June 30, 2005
                                                                 --------------   ---------------
Net Loss, as previously reported                                 $   (1,504,860)  $    (2,009,831)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates              (226,168)           (4,563)
                                                                 --------------   ---------------
   Total effect of changes on Loss from Operations and Net Loss        (226,168)           (4,563)
                                                                 --------------   ---------------

Net Loss, as restated                                            $   (1,731,028)  $    (2,014,394)
                                                                 ==============   ===============

Net loss available to common stockholders,
                         as previously reported                  $   (1,548,352)  $    (2,037,052)

Effect of the correction of an error
   Total effect as shown above                                         (226,168)           (4,563)
                                                                 --------------   ---------------
Net Loss available to common stockholders, as restated           $   (1,774,520)  $    (2,041,615)
                                                                 ==============   ===============

Earnings per share, as previously reported                       $        (0.34)$           (0.59)
Total effect of changes                                                   (0.05)            (0.00)
                                                                 --------------   ---------------
Earnings per share, as restated                                  $        (0.39)  $         (0.59)
                                                                 ==============   ===============

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


Note F - Inventory

As of June 30, 2006, inventory, as valued using the lower-of-cost or market, consisted of the following components:

                                          June 30,
                                            2006
                                        ----------
         Raw materials                  $  398,511
         Work in process                    19,313
         Finished goods                      8,852
                                        ----------
         Totals                         $  426,676
                                        ==========

                   American Ammunition, Inc. and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note G - Property and Equipment

Property and equipment consist of the following components:

                                     June 30,         Estimated
                                       2006           useful life
                                    ------------- ---------------
   Manufacturing equipment          $   7,939,335     3-10 years
   Office furniture and fixtures           69,889     3- 7 years
   Leasehold improvements                 190,277     8-20 years
                                    -------------
                                        8,199,501
   Accumulated depreciation            (5,575,782)
   Impairment of recoverability
         of carrying value             (2,623,719)
                                    -------------
   Net property and equipment       $           -
                                    =============

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


Note H - Loans from Shareholders
                                                             June 30,   June 30,
                                                               2006      2005
                                                             ---------  --------
Notes payable to three  separate  shareholders.  Interest at
8.0%, payable monthly. Principal due at maturity on December
31, 2006.  Shareholder/lender  has the option to convert the principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the  average  closing bid and ask price on the date of conversion  or $0.07 per share.  Each note is
unsecured.                                                   $1,075,000 $      -
                                                             ========== ========


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


Note I - Convertible Debenture - Continued

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


Note I - Convertible Debenture - Continued

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


Note K - Preferred Stock Transactions

Preferred stock consists of the following as of June 30, 2006 and 2005, respectively:

                                                       June 30, 2006
                                                     -------------------
                                                     # shares   value
                                                    --------- ----------
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


Note K - Preferred Stock Transactions - Continued

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


Note L - Common Stock Transactions

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

The Company's income tax expense (benefit) for the six month periods ended June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                          Six months  Six months
                                                             ended       ended
                                                           June 30,    June 30,
                                                             2006      2005
                                                          ----------------------

Statutory rate applied to loss before income taxes        $(512,000)  $(683,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                           -           -
     Other, including reserve for deferred tax asset        512,000     683,000
                                                          ---------   ---------
       Income tax expense                                 $       -   $       -
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

Restatement issues

     The June 30, 2006 and 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

     We recognized a net loss of approximately $(1,731,000) and $(2,014,000) for the respective six month periods ended June 30, 2006 and 2005, respectively, or $(0.39) and $(0.59) per share. We call to the reader's attention that the loss per share calculation for the six months ended June 30, 2006 and 2005 includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

     As of June 30, 2006, December 31, 2005 and June 30, 2005, respectively, we had working capital of approximately $(4,962,000), $(885,000) and $(265,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $1,075,000 in short-term notes payable to existing stockholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at June 30, 2006 and December 31, 2005.

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

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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


Dated: October 19,2007         /s/ Andres F. Fernandez
      -------------------      -----------------------------------------
                               Andres F. Fernandez
                               President, Chief Executive Officer
                               Chief Financial Officer and Director