Form 10QSB/A
period 2006-09-30
AMERICAN AMMUNITION INC/FL
filed 2007-10-22
CIK 1123648

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

                            American Ammunition, Inc.

             Form 10-QSB/A for the Quarter ended September 30, 2006

                                Table of Contents


                                                                           Page

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements                                              3

  ITEM 2 - Management's Discussion and Analysis or Plan of Operation        28

  ITEM 3 - Controls and Procedures                                          31

                           PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                                32

  ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds      32

  ITEM 3 - Defaults Upon Senior Securities                                  32

  ITEM 4 - Submission of Matters to a Vote of Security Holders              33

  ITEM 5 - Other Information                                                33

  ITEM 6 - Exhibits                                                         33


SIGNATURES                                                                  33

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The September 30, 2006 and 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2006 and 2005
                                   (Unaudited)

                                                                                 (Restated)       (Restated)
                                                                                September 30,    September 30,
                                                                                    2006             2005
                                                                                -------------   --------------
       ASSETS
Current Assets
   Cash on hand and in bank                                                     $     127,986   $     107,972
   Accounts receivable - trade, net allowance for
     doubtful accounts of $12,463 and $-0-, respectively                              141,844         105,773
   Inventory                                                                          404,457         566,870
   Prepaid interest                                                                   304,702         239,112
   Prepaid expenses                                                                    71,362          61,684
                                                                                -------------   -------------
     Total Current Assets                                                           1,050,351       1,081,411
                                                                                -------------   -------------

Property and Equipment - at cost or contributed value                                       -       2,993,031
                                                                                -------------   -------------

Other Assets
   Restricted cash                                                                    700,000               -
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $105,681 and $50,543, respectively                                               170,009         225,147
   Loan costs, net of accumulated amortization
     of approximately $51,765 and $2,620, respectively                                 13,485          21,380
   Deposits and other                                                                  77,860          83,660
                                                                                -------------   -------------
     Total Other Assets                                                               961,354         330,187
                                                                                -------------   -------------
TOTAL ASSETS                                                                    $   2,011,705   $   4,434,407
                                                                                =============   =============

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)

                                                                                 (Restated)        (Restated)
                                                                                September 30,   September 30,
                                                                                    2006               2005
                                                                                -------------   --------------
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Loans payable to stockholders                                                $   1,075,000   $           -
   Convertible debenture                                                            2,150,000               -
   Customer deposits                                                                  232,690         201,890
   Accounts payable - trade                                                           725,787         957,487
   Other accrued liabilities                                                          495,001         186,792
                                                                                -------------   --------------

     Total Current Liabilities                                                      4,678,478        1,346,169
                                                                                -------------   --------------
Long-Term Liabilities
     Loans payable to stockholders                                                          -          650,000
     Convertible debenture                                                                  -          241,365
   Derivative liabilities from note conversion factors                              5,496,586                -
                                                                                -------------   --------------
     Total Liabilities                                                             10,175,064        2,546,381
                                                                                -------------   --------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     2,022,902 and 3,833,205 shares issued and outstanding                              2,023            2,010
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
,    5,495,803 and 4,108,324 shares issued and outstanding                              5,496            4,108
   Additional paid-in capital                                                      25,758,828       25,084,467
   Accumulated other comprehensive income (loss)                                   (4,727,216)          33,279
   Accumulated deficit                                                            (29,202,490)     (23,197,445)
                                                                                -------------   --------------
                                                                                   (8,163,359)       1,926,419
   Stock subscription receivable                                                           -           (38,393)
                                                                                -------------   --------------
   Total Stockholders' Equity                                                      (8,163,359)       1,888,026
                                                                                -------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   2,011,705   $    4,434,407
                                                                                =============   ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2006 and 2005
                                   (Unaudited)

                                              (Restated)        (Restated)        (Restated)        (Restated)
                                              Nine months       Nine months     Three months    Three months
                                                 ended             ended             ended          ended
                                             September 30,      September 30,   September 30,   September 30,
                                                 2006              2005              2006              2005
                                          -------------------------------------------------------------------
Revenues                                     $   1,685,302      $   2,233,336   $     305,805   $     378,326
                                          -------------------------------------------------------------------

Cost of Sales
   Materials, Direct Labor
      and other direct costs                     2,707,237          3,447,036         695,067         944,194
   Depreciation                                     31,024            573,466               -         191,155
                                          -------------------------------------------------------------------
      Total Cost of Sales                        2,738,261          4,020,502         695,067       1,135,349
                                          -------------------------------------------------------------------

Gross Profit                                    (1,052,959)       (1,787,166)        (389,262)       (757,023)
                                          -------------------------------------------------------------------

Operating Expenses
   Research and development expenses                     -             2,615                -             804
   Marketing and promotion expenses                 94,266           161,502           20,191          49,750
   Other operating expenses                      1,188,357         1,108,423          335,967         278,902
   Interest expense                                456,738            69,875          153,949          55,181
   Depreciation and amortization                    41,354            45,305           13,785          15,102
                                          -------------------------------------------------------------------
      Total Operating Expenses                   1,780,715         1,377,720          523,892         399,739
                                          -------------------------------------------------------------------
Loss from Operations                            (2,833,674)       (3,174,886)        (913,154)     (1,156,089)

Other Income (Expense)
   Interest and other income                       189,897             8,146              405           1,914
   Prepayment penalty on early
      redemption of Series E 8%
      Convertible Preferred Stock                  (25,000)                -          (25,000)              -
   Settlement fees on restructuring
      of convertible debentures                   (354,450)                -         (354,450)              -
                                          -------------------------------------------------------------------
Loss before Income Taxes                        (3,023,277)       (3,166,740)      (1,292,199)     (1,154,848)

Provision for Income Taxes                               -                 -                -               -
                                          -------------------------------------------------------------------
Net Loss                                        (3,023,277)       (3,166,740)      (1,292,199)     (1,154,848)

Other Comprehensive Income
   Change in derivative related to
      note conversion                           (4,769,770)           33,279       (2,075,199)         32,496
                                          -------------------------------------------------------------------

Comprehensive Loss                           $  (7,792,997)     $ (3,133,461)   $  (3,367,398)  $  (1,122,352)
                                          ===================================================================

                                  - Continued -

                   American Ammunition, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
       Nine and Three months ended September 30, 2006 and 2005 - Continued
                                   (Unaudited)

                                              (Restated)        (Restated)        (Restated)        (Restated)
                                              Nine months       Nine months     Three months    Three months
                                                 ended             ended             ended          ended
                                             September 30,      September 30,   September 30,   September 30,
                                                 2006              2005              2006              2005
                                          -------------------------------------------------------------------

Net Loss                                     $   (3,023,277)    $ (3,166,740)   $   (1,292,199) $  (1,154,848)
Preferred Stock dividends                           (66,050)         (40,830)          (22,558)       (13,610)
                                          -------------------------------------------------------------------

Net Loss available to
   Common Shareholders                       $   (3,089,327)    $ (3,207,570)   $   (1,314,757) $  (1,141,238)
                                          ===================================================================

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted     $        (0.65)    $      (0.84)   $        (0.25) $       (0.28)
                                          ===================================================================

Weighted-average number of
   common shares outstanding                      4,760,317        3,833,205         5,199,890      4,005,024
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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005

                                   (Unaudited)

                                                                                 (Restated)        (Restated)
                                                                                 Nine months    Nine months
                                                                                    ended          ended
                                                                                September 30,   September 30,
                                                                                    2006              2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the period                                                      $  (3,023,277)  $  (3,166,740)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                                  452,086         664,626
       Consulting expense  related to common stock
         issuances at less than "fair value"                                          259,789         198,000
       Common stock issued for fees and services                                       30,288          17,333
       Prepayment penalty on early redemption of
         Series E 8% Convertible Preferred Stock                                       25,000               -
       Settlement fees on restructuring of convertible debentures                     354,450               -
       (Increase) Decrease in
         Accounts receivable                                                          429,583         533,671
         Inventory                                                                    155,633         345,554
         Prepaid expenses, deposits and other                                          (8,773)         (2,838)
       Increase (Decrease) in
         Accounts payable - trade                                                    (120,830)        (29,398)
         Other accrued expenses                                                       198,961          15,773
         Customer deposits                                                                  -        (239,016)
                                                                                -------------   -------------
Net cash used in operating activities                                              (1,247,040)     (1,663,035)
                                                                                -------------   -------------

Cash flows from investing activities
   Increase in restricted cash                                                       (700,000)              -
   Purchase of property and equipment                                                 (31,024)       (111,065)
                                                                                -------------   -------------
Net cash used in investing activities                                                (731,024)       (111,065)
                                                                                -------------   -------------

Cash flows from financing activities
   Cash received on new convertible debenture                                       2,150,000               -
   Cash received from loans payable to stockholders                                   100,000         650,000
   Funding of working capital advance                                                  50,000               -
   Cash received on sale of preferred stock                                           500,000               -
   Cash received on sale of common stock                                                    -         436,607
   Cash paid to retire convertible debenture,
     refund working capital advances and pay settlement fees                         (585,000)              -
   Cash paid to obtain capital                                                       (265,000)       (10,000)
   Cash paid to retire preferred stock,
     including $25,000 prepayment penalty                                            (275,000)              -
                                                                                -------------   -------------
Net cash provided by financing activities                                           1,675,000       1,076,607
                                                                                -------------   -------------

                                  - Continued -

                   American Ammunition, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                  Nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                 (Restated)        (Restated)
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

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                   Nine months   Nine months
                                                                      ended        ended
                                                                  September 30, September 30,
                                                                      2006         2005
                                                                  ------------- -------------
Net Loss, as previously reported                                  $  (2,683,975)$  (3,123,504)
Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates              (339,302)      (43,236)
                                                                  ------------- -------------
   Total effect of changes on Loss from Operations and Net Loss        (339,302)      (43,236)
                                                                  ------------- -------------
Net Loss, as restated                                             $  (3,023,277)$  (3,166,740)
                                                                  ============= =============
Net loss available to common stockholders,
                         as previously reported                   $  (2,750,025)$  (3,164,334)
Effect of the correction of an error
   Total effect as shown above                                         (339,302)      (43,236)
                                                                  ------------- -------------
Net Loss available to common stockholders, as restated            $  (3,089,327)$  (3,207,570)
                                                                  ============= =============
Earnings per share, as previously reported                        $       (0.58)$       (0.83)
Total effect of changes                                                   (0.07)        (0.01)
                                                                  ============= =============
Earnings per share, as restated                                   $       (0.65)$       (0.84)
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


Note G - Inventory

As of September 30, 2006 and 2005, inventory consisted of the following components:

                                         September 30       September 30,
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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note I - Loans from Shareholders

                                                                September 30,   September 30,
                                                                    2006             2005
                                                                ------------    -------------
Notes payable to three  separate  stockholders.  Interest at
8.0%, payable monthly. Principal due at maturity on December
31, 2006.  Shareholder/lender  has the option to convert the principal  amount  into  common  stock of the Company at the lesser of 66-2/3% of the  average  closing bid and ask price on the date of conversion  or $0.07 per share.  Each note is
unsecured.                                                      $   1,075,000   $     650,000
                                                                =============   =============


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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note J - Convertible Debenture - Continued

On September 13, 2006, in accordance with the terms of a September 6, 2006 financing agreement between the Company and La Terraza Trading and Asset Management, Ltd ("the Investor") (hereafter referred to as the "Financing Agreement"), the Company received $2,150,000 from the Investor for the Company's use and benefit, the funds of which were distributed on or about the same day, as follows:

1. $585,000 was paid to La Jolla Cove Investors, Inc. ("La Jolla") to acquire for the Investor a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of the Company's indebtedness to La Jolla, specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities on the SB-2 thereunder; the Company's consent to the foregoing was subject to its right to prepay any and all indebtedness thereunder in the Company's common stock, without penalty, at any time before or after default.
2. $275,000 to be used by the Company to redeem and satisfy in full the Series E Preferred Stock funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000.
3. $215,000 payable as fees to Capital Investment Services, Inc. ("CIS") for locating, negotiating and closing the Investor funding.
4. $100,000 to repay in full, without interest, an unsecured bridge loan from the Investor to the Company dated and funded on August 25, 2006.
5.   $275,000 for the Company's working capital.
6. $700,000 to be retained in escrow and disbursed to the Company for payment in reduction of the assigned La Jolla debenture and required warrant exercise, until the debenture and warrant obligations are satisfied in full in accordance with the terms of the assigned La Jolla documents.

The financing transaction requires the Company to deposit in escrow with CIS, the escrow agent in the transaction, a total of 11,470,000 shares of its common stock for later delivery (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. The Escrow Agreement between the Company and CIS requires CIS, as the Escrow Agent, to release such shares for delivery in accordance with the terms of the Company's pending SB-2 Registration Statement currently on file with the Securities and Exchange Commission and in accordance with the terms and conditions of the Financing Agreement dated September 2006 between the Company and the Investor, and only after reasonable notification to the Company prior to delivery of any such certificates. Further, disbursement and distribution of the shares may only be made in accordance with the terms of the applicable SB-2 registration - specifically, that the Investor and/or the selling stockholder agreed to restrict its ability to convert or exercise its warrants and receive shares of the Company's common stock such that the number of shares held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the Company's then issued and outstanding shares of common stock. The Financing Agreement also calls for an additional 5,000,000 shares of the Company's restricted common stock to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between the Investor and the Company for future services to advance the Company's overall business. In addition, the Company granted the Investor 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve (12) month period prior to the date of exercise, such warrants exercisable at any time on or before five (5) years from and after July 24, 2006. All shares required to be deposited into escrow were in fact deposited in escrow on September 26, 2006, as required.

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

The Company warrants and agrees that if, at any time within the period commencing on the date of the final closing of the Offering and expiring on the 5 th anniversary of the date thereof, the Company should file a registration statement with the SEC under the Securities Act (other than in connection with a merger or other business combination transaction or pursuant to Form S-8), it will give written notice at least 30 calendar days prior to the filing of each such registration statement to the holders of the Series E 8% Convertible Preferred Stock and the holders of the share of the Common Stock issued upon the conversion or redemption of the shares of Series E Convertible Preferred Stock, or their permitted assigns (Holders) of its intention to do so. If the Holders notify the Company within 30 calendar days after receipt of any such notice of its or their desire to include any such shares of Common Stock issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock in such proposed registration statement, the Company shall use its "best efforts" to have any such shares of Common Stock is issued or issuable upon the conversion or redemption of the Series E 8% Convertible Preferred Stock registered under such registration statement.

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


Note M - Common Stock Transactions - Continued

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

On September 13, 2006, the Company issued 56,003 shares of common stock to La Jolla Cove Investors, Inc. to complete all obligations to La Jolla and assign any and all of La Jolla's right, title and interest in any and all of AAMU indebtedness to La Jolla and specifically including La Jolla's rights under the

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note M - Common Stock Transactions - Continued

Calendar 2006 Transactions - continued

active SB-2 Registration Statement for the issuance and registration of securities thereunder; the consent of AAMU to the foregoing subject to the right of AAMU to prepay any and all indebtedness thereunder in AAMU common stock, without penalty, at any time before or after default to La Terraza Trading and Asset Management, Inc.

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

The Company's income tax expense (benefit) for the nine months ended September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months  Nine months
                                                         ended       ended
                                                     September 30, September 30,
                                                         2006            2005
                                                     --------------------------
Statutory rate applied to loss before income taxes   $(1,021,500)  $(1,076,700)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -             -
     Imputed interest on derivative liability from
       warrants and convertible notes                    108,500        14,700
     Other, including reserve for deferred tax asset     913,000     1,062,000
                                                     -----------    ----------
       Income tax expense                            $         -    $        -
                                                     ===========    ==========





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

     We experienced nominal research and development expenses of approximately $-0- and $2,600, respectively, during the respective nine month periods ended September 30, 2006 and 2005.

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

     We recognized a net loss of approximately $(3,023,000) and $(3,167,000) for the respective nine month periods ended September 30, 2006 and 2005, respectively, or $(0.65) and $(0.84) per share. We call to the reader's attention that the loss per share calculation for the nine months ended September 30, 2005 has been adjusted for the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

     As of September 30, 2006, December 31, 2005 and September 30, 2005, respectively, we had working capital of approximately $(1,478,000), $(885,000) and $(265,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable and investments from the mandatory exercise of our outstanding warrant related to our convertible debenture. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that we have approximately $1,075,000 in short-term notes payable to existing stockholders which may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2006. This amount is a contributing factor to our negative working capital position at September 30, 2006 and December 31, 2005.

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
                                                      ==========  ===========


ITEM 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended September 30, 2006. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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