Form 10KSB/A
period 2006-12-31
AMERICAN AMMUNITION INC/FL
filed 2007-10-22
CIK 1123648

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



The  issuer's  revenues  for the  fiscal  year  ended  December  31,  2006  were
$2,241,399



The aggregate market value of voting common equity held by non-affiliates as of September 17, 2007 was approximately $670,116.32.



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 17, 2007:, the Transfer Agent's records indicate that there are 28,372,922 shares outstanding. Of these shares, a total of 21,803,335 shares were subject to an escrow agreement referenced in later filings.



Transitional Small Business Disclosure Format : Yes [_]       No  [X]

                               RESTATEMENT ISSUES

The December 31, 2006 and 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

                            American Ammunition, Inc.
                         Annual Report on Form 10-KSB/A
                          Year ended December 31, 2006

                                Table of Contents

                                                                           Page
PART I

ITEM 1   Description of Business                                             4
ITEM 2   Description of Property                                            14
ITEM 3   Legal Proceedings                                                  14
ITEM 4   Submission of Matters to a Vote of Security Holders                15

Part II

ITEM 5   Market for Company's Common Stock and Related Stockholders Matters 15
ITEM 6   Management's Discussion and Analysis or Plan of Operation          16
ITEM 7   Financial Statements                                               20
ITEM 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                       20
ITEM 8A    Controls and Procedures                                          20

Part III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act             21
ITEM 10    Executive Compensation                                           24
ITEM 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                               24
ITEM 12    Certain Relationships and Related Transactions                   25
ITEM 13    Exhibits and Reports on 8-K                                      25
ITEM 14    Principal Accountant Fees and Services                           25

Index to Consolidated Financial Statements                                 F-1

Signatures                                                                  58

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

Governmental Regulation

     In accordance with the provisions of Title 1, Gun Control Act of 1968, we are required to be licensed to import firearms and manufacture ammunition for firearms. Such licensing is subject to limitations in Chapter 44, Title 18, United States Code. In the event such licenses are not renewed for any reason, we would have to cease our operations. In accordance with these requirements, we carry two licenses issued by the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms: * License No. 1-59-025-06-39D 69152 for "06 - Manufacturer of Ammunition for Firearms", which license expires on April 1, 20079; and * License No. 1-59-025-08-39D-69454 for "08-Importer of Firearm other than Destructive Devices", which license expires on April 1, 20079. We are not aware of any other license requirements or government regulation at a state or federal level specific to their business and believe that we are in full compliance with our existing licenses.

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

     At December  31,  2006,  we employ  approximately  45 persons.  None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We may employ additional personnel, as necessary, to accommodate future sales and production requirements and believe that an ample supply of qualified labor exists in our geographic area to facilitate any required growth.

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

     RISKS RELATING TO OUR BUSINESS: We may never become profitable and continue as a going concern because we have had losses since our inception. We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2006, 2005, 2004 and 2003, we had a net loss of approximate$8,561,975), (5,941,669),$(3,361,000) and
$(2,968,000), respectively. We may continue to incur significant operating expenses as we maintain our current line of small-arms ammunition and continue research and development toward improving projectile quality and performance. We cannot estimate exactly when our operating expenses will not outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

     THERE MAY EXIST AN UNCERTAINTY AS TO OUR  CONTINUATION  AS A GOING CONCERN:
Our audited financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003 reflect an accumulated deficit from our inception of approximately $(34,737,352), $(26,113,212), $(19,989,875) and $(16,629,044);
working capital of approximately $866,460, $(432,660),  $872,000 and $2,028,000,
and stockholders' equity of approximately $(4,939,197), $(845,264), $4,385,000 and $4,508,000. Our auditor issued a going concern opinion on our financial statements for the year ended December 31, 2006. Our ultimate survivability is dependent upon our being able to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We anticipate that our available cash and future commitments for equity placements will be sufficient to meet our operating expenses and capital expenditures through 2007. If we continue to incur operating losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

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

     As of December 31, 2006, our executive officers and directors, which primarily includes the Fernandez family, beneficially own approximately 0.048% of our common stock. As a result, our executive officers and directors will have significant influence to:

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

     Our subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on June 30, 2007 and may be renewed for an additional five (5) year term at a rental rate of approximately $1,971, plus applicable sales taxes for the first renewal year and 3.0% increase on each succeeding anniversary date. Total rent expense under this lease was approximately $23,057 and $22,176, respectively, for each of the years ended December 31, 2006 and 2005.

     In May 2004, we entered into a long-term lease agreement for a warehouse facility in close proximity to our primary office and manufacturing facility with an unrelated third-party.. This lease is for a period of two (2) years and requires payments of approximately $6,206 per month for the first 12 months and approximately $6,393 for the second 12 months, plus applicable sales taxes. We are responsible for all utilities and maintenance expenses. This lease expired and terminated on June 30, 2006, relieving the Company of any further obligation under this agreement. We were also responsible for any incremental real estate taxes and property insurance in excess of the amounts incurred by the landlord for the calendar year immediately preceding the execution of the lease.

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
                                 =========

     For the respective years ended December 31, 2006 and 2005, the Company paid an aggregate of $125,862 and $158,947, respectively, for rent under these agreements.


ITEM 3 - Legal Proceedings

     The Company was a nominal defendant, stakeholder, \and affected party in a civil action styled "Independent Banker's Bank v. Eduardo A. Godoy, et. al.", Case Number 2003 CA 002466, currently pending in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida. The action was filed by a creditor of shareholders of the Company, and as Issuer of shares to other Defendants in the action the Company is named as a stakeholder and affected party in the action. No monetary claim was asserted in this action against the Company. The Company and its counsel were of the opinion that no such monetary claims should be made, and if made, were without merit and defensible. The claims were voluntarily dismissed at the end of 2006.

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


ITEM 4 - Submission of Matters to a Vote of Security Holders

     On June 27, 2005, pursuant to a Written Consent of Shareholder(s) Pursuant to California General Corporation Law, shareholders holding approximately 69,111,256 shares (or approximately 61%) of the then issued and outstanding shares approved the merger of an entity to be formed under Nevada Law with American Ammunition, Inc. (a California corporation) for the sole purpose of effecting the reincorporation and change in corporate domicile. Effective January 1, 2006, the transaction was effected and the Company was redomiciled in the State of Nevada.



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

Restatement issues

     The December 31, 2006 and 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable (see Notes I and J to the accompanying consolidated financial statements).

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

Results of Operations

Year ended December 31, 2006 compared to Year ended December 31, 2005

     During the year ended December 31, 2006, we experienced aggregate net revenues of approximately $2,241,000, with approximately $556,000 being realized during the 4th quarter, as compared to approximately $3,244,000 in total net revenues for the year ended December 31, 2005.

     We experienced costs of goods sold of approximately $3,489,000 for the year ended December 31, 2006 as compared to approximately $4,592,000 for the year ended December 31, 2005.

     During 2006 and 2005, we experienced negative trends off of our standard production costs for material and labor due to difficulties in training new employees, adding new products to our catalog and lower than expected orders due to uncontrollable delays in ordering by various U. S. Governmental entities. Management is of the opinion that the production labor force is stable and able to maintain a constant standard of quality for future periods. We experience variable costs in the area of material consumption and direct labor. We have recognized depreciation expense on production equipment of approximately $31,000 and $770,000, respectively, in the above cost of goods expense totals. These depreciation levels are anticipated to fluctuate nominally in future periods based upon either the full depreciation of older equipment and/or the addition of new equipment to expand capacity.

     In accordance with Statement of Financial Accounting Standards No. 144, due to our lack of profitability and positive gross margins and the uncertainty of the receipt of budgeted orders during future periods, management recognized an adjustment in the 4th quarter of the year ended December 31, 2005 to fully impair the undepreciated balance on all of our property and equipment. This action resulted in a one-time non-cash charge to operations of approximately $2,778,000.

     For the year ended December 31, 2006 and 2005, respectively, we generated a negative gross profit of approximately $(1,247,000), or (55.65%), and approximately $(1,349,000), or (55.65%). While we have a backlog of orders and future order commitments from governmental agencies, we anticipate that we should be able to generate a positive gross profit in future periods; however, there are no guarantees or any certainty that this will occur.

     We experienced nominal research and development expenses of approximately $-0- and $2,000, respectively, during the years ended December 31, 2006 and 2005, principally related to the expansion of our product line.

     Other general and administrative expenses decreased by approximately $127,000 from approximately $1,138,000 for the year ended December 31, 2005 as compared to approximately $1,265,000 for the year ended December 31, 2005. The most significant increases relate to salaries and wages and interest expense on working capital loans.

During 2006 and 2005, respectively, we experienced charges to operations of approximately $5,192,000 and $257,000 for consulting expense related to common stock issuances at less than "fair value". The calculation of these charges result from our issuing common stock for either cash or services at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties.

     We recognized a net loss of approximately $(8,561,000) and $(6,067,000) for the respective years ended December 31, 2006 and 2005, respectively, or $(1.01) and $(1.56) per share.

Liquidity

     As of December 31, 2006 and 2005, respectively, we had working capital of approximately $866,000 and $433,000. We have used cash in operating activities of approximately $(1,715,000) and $(1,801,000) during the years ended December 31, 2006 and 2005, respectively.

Capital Requirements

     During the years ended December 31, 2006 and 2005, respectively, we added approximately $31,000 and $124,000 in new equipment. The equipment added in 2006 was related to our expansion of our rifle cartridges product line.

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

     The financing transaction requires the Company to deposit in escrow with Capital Investment Services, Inc. ("CIS"), the escrow agent in the transaction, a total of 11,470,000 shares of its common stock for later delivery (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. The Escrow Agreement between the Company and CIS requires CIS, as the Escrow Agent, to release such shares for delivery in accordance with the terms of the Company's pending SB-2 Registration Statement currently on file with the Securities and Exchange Commission and in accordance with the terms and conditions of the Financing Agreement dated September 2006 between the Company and the Investor, and only after reasonable notification to the Company prior to delivery of any such certificates. Further, disbursement and distribution of the shares may only be made in accordance with the terms of the applicable SB-2 registration - specifically, that the Investor and/or the selling stockholder agreed to restrict its ability to convert or exercise its warrants and receive shares of the Company's common stock such that the number of shares held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the Company's then issued and outstanding shares of common stock. The Financing Agreement also calls for an additional 5,000,000 shares of the Company's restricted common stock to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between the Investor and the Company for future services to advance the Company's overall business. In addition, the Company granted the Investor 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve (12) month period prior to the date of exercise, such warrants exercisable at any time on or before five (5) years from and after July 24, 2006. All shares required to be deposited into escrow were in fact deposited in escrow on September 26, 2006, as required.

     The Investor provided additional funding in the amount of $1,000,000 to the Company on December 21, 2006 for an additional 5,333,335 shares. The sum of $100,000 was paid as fees to CIS for locating, negotiating and closing the additional funding. All other terms and conditions of the escrow agreement and related financing agreement, including incorporation of the terms of the SB-2 requirements, remain the same.


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





                [Balance of this page intentionally left blank.]

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

                                                % of Class
     Name and address                       Beneficially Owned  Number of Shares
--------------------------------------------------------------------------------
Andres F. Fernandez                             0.009%              277,932
J. A. Fernandez, Sr.                            0.021%              605,439
Amelia C. Fernandez                             0.008%              214,095
Maria A. Fernandez                              0.001%               13,000

Emilio D. Jara                                  0.000%                2,713
Capital Investment Services                    76.8%             21,803,335
         Irrevocable Trust Escrow
National Business Investors                     8.4%              1,268,181

Total securities held by officers               0.039             1,113,179
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

     Ownership of securities has been restated to reflect ownership pursuant to the terms of the escrow and financing agreements entered in to by AAMU and La Terraza in September 2006 and December 2006.


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


ITEM 13 -  Exhibits and Reports on Form 8-K

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

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2006 and 2005                                       F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2006 and 2005                         F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2006 and 2005                         F-6

   Consolidated Statement of Cash Flows
     for the years ended December 31, 2006 and 2005                         F-8

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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on April 10, 2007. Subsequent to the date of that Report, Management determined that the Company's accounting for certain notes payable to shareholders and other affiliated parties with embedded conversion features and warrant issues. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital and debt issues with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; "Accounting for Derivative Instruments and Hedging Activities". Accordingly, these matters created a situation requiring the restatement of the Company's financial statements as of and for the year ended December 31, 2006 and 2005. The results of these findings resulted in an additional charges of approximately $462,000 and $125,000 to operations.

Accordingly, no further reliance should be placed on our Report dated April 10, 2007.


/s/ S. W. HATFIELD
S. W. HATFIELD, CPA

Dallas, Texas
April 10, 2007

The December 31, 2006 and 2005 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005

                                                                             (Restated)        (Restated)
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $   1,209,116   $     431,050
   Accounts receivable - trade,
     net of allowance for doubtful accounts
      of $-0- and $12,463, respectively                                               396,638         571,427
   Inventory                                                                          510,104         560,090
   Prepaid interest                                                                   182,037         452,337
   Prepaid expenses                                                                    59,059          56,789
                                                                                -------------   -------------
     Total Current Assets                                                           2,356,954       2,071,693
                                                                                -------------   -------------

Property and Equipment - at cost or contributed value
   Manufacturing equipment                                                          7,945,125       8,095,110
   Office furniture and fixtures                                                       71,437          69,889
   Leasehold improvements                                                             184,939         190,277
                                                                                -------------   -------------
                                                                                    8,199,501       8,355,276
   Accumulated depreciation                                                        (5,575,782)     (5,577,447)
   Impairment of recoverability of carrying value                                  (2,623,719)     (2,777,829)
                                                                                -------------   -------------
     Net Property and Equipment                                                             -               -
                                                                                -------------   -------------

Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $119,466 and $64,328, respectively                                               156,224        211,362
   Loan costs and fees, net of accumulated amortization
     of approximately $65,250 and $11,309, respectively                                     -          53,941
   Deposits and other                                                                  83,660          83,660
                                                                                -------------   -------------
     Total Other Assets                                                               239,884         348,963
                                                                                -------------   -------------
TOTAL ASSETS                                                                    $   2,596,838   $   2,420,656
                                                                                =============   =============


                                  - Continued -

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2006 and 2005


                                                                             (Restated)        (Restated)
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                                $           -   $     975,000
   Working capital advance                                                                  -         150,000
   Customer deposits                                                                  189,840         232,690
   Accounts payable - trade                                                           735,261         846,618
   Accrued salaries and wages                                                         414,164         245,929
   Federal excise taxes payable                                                        45,806               -
   Accrued interest payable                                                            34,787          26,388
   Accrued dividends payable                                                           70,636          27,729
                                                                                -------------   -------------
     Total Current Liabilities                                                      1,490,494       2,504,354

Long-Term Liabilities
   Notes payable to shareholders                                                    1,075,000               -
   Federal excise taxes payable                                                       273,000               -
   Convertible debenture                                                                    -         226,365
   Derivative liabilities from note conversion feature                              4,697,541         535,202
                                                                                -------------   -------------
     Total Long-Term Liabilities                                                    6,045,541         761,567
                                                                                -------------   -------------
     Total Liabilities                                                              7,536,035       3,265,921
                                                                                -------------   -------------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
         1,795,320 shares allocated to Series A
         91,700 shares allocated to Series B
         1,905,882 shares allocated to Series C
         100,000 shares allocated to Series E                                           2,004           1,991
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     23,007,902 and 4,173,378 shares issued and outstanding                            23,008           4,173
   Additional paid-in capital                                                      33,701,314      25,394,233
   Accumulated other comprehensive income (expense)                                (3,928,171)         42,550
   Accumulated deficit                                                            (34,737,352)    (26,113,212)
                                                                                -------------   -------------
                                                                                   (4,939,197)       (670,264)
   Stock subscription receivable                                                            -        (175,000)
                                                                                -------------   -------------
   Total Stockholders' Equity                                                      (4,939,197)       (845,264)
                                                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   2,596,838   $   2,420,656
                                                                                =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2006 and 2005

                                                                                (Restated)        (Restated)
                                                                                Year ended        Year ended
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
Revenues                                                                        $   2,241,399   $   3,243,633
                                                                                -------------   -------------
Cost of Sales
   Materials                                                                       1,680,755        2,001,076
   Direct Labor                                                                       894,381       1,193,259
   Other direct costs and expenses                                                    412,650         627,813
   Federal Excise taxes                                                               469,930               -
   Depreciation                                                                        31,024         770,062
                                                                                -------------   -------------
     Total Cost of Sales                                                            3,488,740       4,592,210
                                                                                -------------   -------------
Gross Profit                                                                       (1,247,341)     (1,348,577)
                                                                                -------------   -------------
Operating Expenses
   Research and development expenses                                                       -            2,251
   Marketing and promotion expenses                                                  109,976          184,566
   Salaries, wages and related expenses                                              529,512          583,000
   Other operating expenses                                                          608,095          681,969
   Bad debt expense                                                                   12,089           12,463
   Interest expense                                                                  615,642          167,882
   Depreciation expense                                                                    -            5,691
   Amortization of intangibles                                                         55,138          55,138
   Consulting expense related to common stock
     issuances at less than "fair value"                                            5,191,533         257,213
                                                                                -------------   -------------
     Total Operating Expenses                                                        7,121,985      1,950,173
                                                                                -------------   -------------
Loss from Operations                                                                (8,369,326)    (3,298,750)

Other Income (Expense)
   Other income (expense)                                                             186,801          9,495
   Prepayment penalty on Series E redemption                                          (25,000)             -
   Settlement fees on debenture restructuring and retirement                         (354,450)             -
   Impairment charge against carrying value of property and equipment                       -      (2,777,829)
                                                                                -------------   -------------
Loss before Income Taxes                                                           (8,561,975)     (6,067,084)
Provision for Income Taxes                                                                  -               -
                                                                                -------------   -------------
Net Loss                                                                           (8,561,975)     (6,067,084)

Other Comprehensive Income
   Change in derivative related to note conversion                                 (3,970,721)         42,550
                                                                                -------------   -------------
Comprehensive Loss                                                              $ (12,532,696)  $  (8,100,057)
                                                                                =============   =============
Preferred Stock Dividends                                                             (62,165)        (56,253)
                                                                                -------------   -------------
Net Loss available to Common Shareholders                                       $  (8,624,140)  $  (6,123,337)
                                                                                =============   =============
Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted                               $       (1.01)  $       (1.57)
                                                                                =============   =============

Weighted-average number of common shares outstanding                                8,524,241       3,907,499
                                                                                =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2006 and 2005


                                                Mandatory Convertible
                                                   Preferred Stock        Common Stock                Additional
                                               -----------------------   --------------------          paid-in
                                                 Shares       Amount       Shares      Amount          capital
                                               ------------ ----------- ------------ ----------  -----------------
Balances at January 1, 2005                       2,009,582 $    2,010     3,743,516 $    3,743  $      24,543,820

Conversion of Preferred Stock into
   Common Stock                                     (19,420)        (19)      66,810         67                (47)
Issuance of common stock forCash                          -           -      293,603        294            476,312
     Compensation expense for value of
     common stock sold at less than "fair value"          -           -            -                       257,213
     Less cost of capital                                 -           -            -                       (10,000)
   Loan fees and costs                                    -           -       37,500         38             65,212
   Employee bonus                                         -           -        8,334          8             17,325
   Payment of preferred stock dividends                   -           -       23,615         24             44,400
   Dividends declared on Preferred Stock                  -           -            -          -                  -
   Change in derivative related to
     note conversion                                      -           -            -          -                  -
Net loss for the year                                     -           -            -          -                  -
                                               ------------ ----------- ------------ ----------  -----------------

Balances at December 31, 2005-Restated            1,990,162       1,990    4,172,983      4,173         25,394,233

Conversion of preferred stock
   into common stock                                (36,680)        (37)     831,412        831               (794)
Issuance of preferred stock for cash                100,000         100            -          -            499,900
Cash redemption of preferred stock                  (50,000)        (50)           -          -           (249,950)
Issuance of common stock for
   Cash for retirement of convertible
     debenture, working capital advances
     and settlement of stock subscription
     receivable                                           -           -   16,859,338     16,859          3,161,702
   Employee bonus                                         -           -       41,666         42             17,458
   Payment of preferred stock dividends                   -           -       50,135         50             19,127
   Payment of accrued interest payable and
     reimbursement of expenses paid by
     shareholder                                          -           -    1,051,973      1,052             83,106
Cost of capital for preferred and
   common stock sales                                     -           -            -          -           (415,000)
Consulting expense for value of common
     stock issued at less than "fair value"               -           -            -          -          5,191,531
Dividends declared on preferred stock                     -           -            -          -                  -
Change in derivative related to note conversion           -           -            -          -                  -
Net loss for the year                                     -           -            -          -                  -
----------------                                   -----------           ---------

Balances at December 31, 2006-Restated            2,004,562 $     2,004   23,007,902 $   23,008  $      33,701,314
                                               ============ =========== ============ ==========  =================


                                  - Continued -

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2006 and 2005
                                   (Continued)

                 Accumulated
                    other
                comprehensive     Accumulated
                    income          deficit             Total
                 ------------   ----------------    -------------

                 $          -   $    (19,989,875)   $   4,559,698

                            -                  -                -
                            -                  -          436,607

                            -                  -          257,213
                            -                  -          (10,000)
                            -                  -           65,250
                            -                  -           17,333
                            -                  -           44,424
                            -            (56,253)         (56,253)

                       42,550                  -           42,550
                            -         (6,067,084)      (6,067,084)
                 ------------   ----------------    -------------

                       42,550        (26,113,212)        (845,264)


                            -                  -                -
                            -                  -          500,000
                            -                  -         (250,000)




                            -                  -        3,178,561
                            -                  -           17,500
                            -                  -           19,177


                            -                  -           84,158

                            -                  -         (415,000)

                            -                  -        5,191,531
                            -            (62,165)         (62,165)
                   (3,970,721)                 -       (3,970,721)
                            -         (8,561,975)      (8,561,975)


                 $ (3,928,171)  $    (34,757,352)   $  (4,939,197)
                 ============   ================    =============

Stock subscription receivable at December 31, 2006 and 2005, respectively was $-0- and $175,000.



The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005

                                                                                 (Restated)          (Restated)
                                                                                Year ended        Year ended
                                                                                December 31,      December 31,
                                                                                   2006               2005
                                                                                -------------   -------------
Cash flows from operating activities
   Net loss for the year                                                        $  (8,561,975)  $  (6,067,084)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                                  602,021         967,612
       Bad debt expense                                                                12,089          12,463
       Payment of expenses with common stock                                          412,732          17,333
       Consulting expense related to common stock issuances
         at less than "fair value"                                                  5,191,533         257,213
       (Increase) Decrease in
         Accounts receivable                                                          162,700          55,554
         Inventory                                                                     49,986         352,334
         Prepaid expenses, deposits and other                                          (2,270)          2,057
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                               207,448         (90,269)
         Accrued payroll payable                                                      168,235         109,959
         Accrued interest payable                                                      84,441          11,388
         Customer deposits                                                            (42,850)       (208,216)
                                                                                -------------   -------------
Net cash provided by (used in) operating activities                                (1,715,910)     (1,801,824)
                                                                                -------------   -------------

Cash flows from investing activities
   Purchase of property and equipment                                                 (31,024)       (124,198)
                                                                                -------------   -------------
Net cash used in investing activities                                                 (31,024)       (124,198)
                                                                                -------------   -------------
Cash flows from financing activities
   Proceeds from loans from stockholders                                              100,000         975,000
   Cash paid to retire convertible debenture                                         (585,000)              -
   Cash received on working capital advances                                        2,200,000         150,000
   Cash received on sale of preferred stock                                           500,000               -
   Cash paid to retire preferred stock                                               (275,000)              -
   Cash received on issuance of mandatory convertible debenture                             -         436,607
   Cash received on sale of common stock                                            1,000,000               -
   Cash paid to acquire capital                                                      (415,000)        (10,000)
                                                                                -------------   -------------
Net cash provided by financing activities                                           2,525,000       1,551,607
                                                                                -------------   -------------

INCREASE (DECREASE) IN CASH                                                           788,066        (374,415)

Cash at beginning of year                                                             431,050         805,465
                                                                                -------------   -------------

Cash at end of year                                                             $   1,209,116   $     431,050
                                                                                =============   =============

Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                               $      34,227   $      19,770
                                                                                =============   =============
     Income taxes paid for the period                                           $           -   $           -
                                                                                =============   =============
Supplemental disclosure of non-cash investing and financing activities
     Conversion of working capital advances into common stock                   $   2,200,000   $      40,000
                                                                                =============   =============
     Payment of accrued dividends on preferred
       stock with common stock                                                  $      19,177   $      44,424
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


Note E - Correction of an Error

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

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note E - Correction of an Error - Continued

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                   Year ended       Year ended
                                                                  December 31,     December 31,
                                                                      2006             2005
                                                                 --------------   ---------------
Net Loss, as previously reported                                 $(8,100,057)     $(5,941,669)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates              (461,918)         (125,415)
                                                                 --------------   ---------------
   Total effect of changes on Loss from Operations and Net Loss        (461,918)         (125,415)
                                                                 --------------   ---------------
Net Loss, as restated                                            $   (8,561,975)  $    (6,067,084)
                                                                 ==============   ===============
Net loss available to common stockholders,
                 as previously reported                          $   (8,162,222)  $    (5,997,922)

Effect of the correction of an error
   Total effect as shown above                                         (461,918)         (125,415)
                                                                 --------------   ---------------
Net Loss available to common stockholders, as restated           $   (8,624,140)  $    (6,080,787)
                                                                 ==============   ===============
Earnings per share, as previously reported                       $        (0.96)  $         (1.53)
Total effect of changes                                                   (0.05)            (0.03)
                                                                 --------------   ---------------
Earnings per share, as restated                                  $        (1.01)  $         (1.56)
                                                                 ==============   ===============

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


Note F - Fair Value of Financial Instruments

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


Note G - Concentrations of Credit Risk

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


Note H - Inventory

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
                                       ========           ========


Note I - Property and Equipment

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


Note J - Loans from Shareholders

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


Note K - Federal Excise Taxes Payable

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


Note L - Convertible Debenture

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


Note L - Convertible Debenture - Continued

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


Note L - Convertible Debenture - Continued

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


Note L - Convertible Debenture - Continued

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


Note M - Derivative Liability arising from Warrants

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


Note N - Preferred Stock Transactions

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


Note N - Preferred Stock Transactions - Continued

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


Note N - Preferred Stock Transactions - Continued

Series B Convertible Preferred Stock

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

Series E 8% Convertible Preferred Stock

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


Note N - Preferred Stock Transactions - Continued

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


Note N - Preferred Stock Transactions - Continued

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


Note O - Common Stock Transactions

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



Note O - Common Stock Transactions

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


Note O - Common Stock Transactions

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


Note O - Common Stock Transactions

Calendar 2006 Transactions - continued

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


Note P - Stock Warrants

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

                                                             Weighted
                                                              Average
                                          Number of          Exercise
                                           Shares              Price
                                         -----------       ------------

     Balance at January 1, 2005            2,663,650          $ 1.00
       Issued                                      -               -
       Exercised                             (40,000)         $ 1.00
       Expired                                     -               -
                                         -----------       ------------
     Balance at December 31, 2005          2,263,650          $ 1.00
       Issued
         Placement agent warrants              1,000          $ 0.90
         La Terraza warrants                 600,000          $ 0.1875
       Exercised                                   -               -
       Expired                            (2,263,650)         $ 1.00
                                         -----------       ------------
     Balance at December 31, 2006            601,000          $ 0.1887
                                         ==========        ============


Note Q - Rental Commitments

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

The Company's subsidiary, IPE, leases it's manufacturing facility from an unrelated third-party under a long-term operating lease agreement. This lease is for a period of five (5) years and requires graduated monthly payments, changing on the lease anniversary date, ranging from approximately $1,751 to $1,914, plus the applicable sales taxes. The Company is responsible for all utilities and maintenance expenses. The lease expires on February 28, 2007 and may be renewed

                   AMERICAN AMMUNITION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


Note Q - Rental Commitments - Continued

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


Note R - Income Taxes

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


Note R - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Year ended        Year ended
                                                           December 31,     December 31,
                                                               2006              2005
                                                           --------------  ----------------
Statutory rate applied to loss before income taxes         $   (2,840,000) $     (2,062,600)
Increase (decrease) in income taxes resulting from:
 State income taxes                                                     -                 -
 Non-deductible items
   Impairment of recoverability of carrying value
                                 of fixed assets                        -           944,000
   Imputed interest on derivative liability from
     warrants and convertible notes                               157,000            42,600
   Compensation expense related to common
     stock issuances at less than "fair value"                  1,765,000            87,000
   Other, including reserve for deferred tax asset                918,000           989,000
                                                           --------------   ---------------
    Income tax expense                                     $            -   $             -
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


Note S - Revenue Concentrations

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





                [Balance of this page intentionally left blank.]








                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            American Ammunition, Inc.

Dated: October  ,  2007          By:   /s/ Andres F. Fernandez
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

Dated: October  ,  2007         By:   /s/ Andres F. Fernandez
       ------------------           -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: October  ,  2007         By:   /s/ J. A. Fernandez, Sr.
       ------------------          ------------------------------------
                                     J. A. Fernandez, Sr.
                                     Chairman, Director of Sales,
                                     and Director

Dated: October  ,  2007         By:   /s/ Emilio D. Jara
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