Form 10QSB/A
period 2007-03-31
AMERICAN AMMUNITION INC/FL
filed 2007-10-22
CIK 1123648

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



===========================
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]


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

                            American Ammunition, Inc.
               Form 10-QSB/A for the Quarter ended March 31, 2007

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The March 31, 2007 and 2006 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2007 and 2006
                                   (Unaudited)

                                                                  (Restated)     (Restated)
                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                      $     700,546  $     289,712
   Accounts receivable - trade, net of
     allowance for doubtful accounts of
     $-0- and $12,463, respectively                                    222,944        230,234
   Inventory                                                           634,139        425,337
   Prepaid interest                                                    172,456        339,253
   Prepaid expenses                                                     56,857         64,936
                                                                 -------------  -------------

     Total Current Assets                                            1,786,992      1,349,472
                                                                 -------------  -------------

Property and Equipment - at cost
   Manufacturing equipment                                           7,984,501      8,126,135
   Office furniture and fixtures                                        71,437         69,889
   Leasehold improvements                                              184,939        190,277
                                                                 -------------  -------------

                                                                     8,240,877      8,386,301
   Accumulated depreciation                                         (5,617,158)    (5,608,472)
   Impairment of recoverability of carrying value                   (2,623,719)    (2,777,829)
                                                                 -------------  -------------
     Net Property and Equipment                                              -              -
                                                                 -------------  -------------

Other Assets
   Patents, Trademarks and Noncompetition agreement,
     net of accumulated amortization of approximately
     $133,251 and $78,112, respectively                                142,439        197,578
   Loan costs and fees, net of accumulated amortization
     of approximately $65,250 and $24,795                                    -         40,455
   Deposits and other                                                   83,660         83,660
                                                                 -------------  -------------

     Total other assets                                                226,099        321,693
                                                                 -------------  -------------
TOTAL ASSETS                                                     $   2,013,091  $   1,671,165
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

                   American Ammunition, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2007 and 2006
                                   (Unaudited)

                                                                  (Restated)     (Restated)
                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to shareholders                                 $           -  $     975,000
   Working capital advance                                                   -        200,000
   Convertible debenture                                                     -        226,365
   Customer deposits                                                    87,729        188,020
   Accounts payable - trade                                            785,270      1,042,892
   Accrued salaries and wages                                          447,315        253,552
   Federal excise taxes payable                                         38,734              -
   Accrued interest payable                                             53,209         28,361
   Accrued dividends payable                                            78,802         39,780
                                                                 -------------  -------------
     Total Current Liabilities                                       1,491,059      2,953,970

Long-Term Liabilities
   Notes payable to shareholders                                     1,075,000              -
   Derivative liabilities from note conversion features              2,655,282      3,284,149
   Federal excise taxes payable                                        273,000              -
                                                                 -------------  -------------
     Total Long-Term Liabilities                                     4,003,282      3,284,149
                                                                 -------------  -------------
     Total Liabilities                                               5,494,341      6,238,119
                                                                 -------------  -------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     1,795,320 shares allocated to Series A
     91,700 shares allocated to Series B
     1,905,882 shares allocated to Series C
     200,000 shares allocated to Series E                                2,004          2,040
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     23,007,902 and 4,440,714 shares
       issued and outstanding, respectively                             23,018          4,441
   Additional paid-in capital                                       33,706,178     25,654,502
   Accumulated other comprehensive loss                             (1,885,912)    (2,706,397)
   Accumulated deficit                                             (35,326,538)   (27,346,540)
                                                                 -------------  -------------
                                                                    (3,481,250)    (4,391,954)
   Stock subscription receivable                                             -       (175,000)
                                                                 -------------  -------------
     Total Stockholders' Equity                                     (3,481,250)    (4,566,954)
                                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   2,013,091  $   1,671,165
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

                                                                  (Restated)     (Restated)
                                                                 Three months   Three months
                                                                    ended          ended
                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
Revenues - net of returns and allowances                         $     690,389  $     710,111
                                                                 -------------  -------------
Cost of Sales
   Materials, Direct Labor and other direct costs                      875,763      1,347,081
   Depreciation                                                         41,376         31,024
                                                                 -------------  -------------
     Total Cost of Sales                                               917,139      1,378,105
                                                                 -------------  -------------
Gross Profit                                                          (226,750)      (667,994)
                                                                 -------------  -------------
Operating Expenses
   Research and development expenses                                       567              -
   Marketing and selling expenses                                       32,372         55,817
   Other operating expenses                                            274,758        374,908
   Interest expense                                                     28,003        150,329
   Amortization expense                                                 13,785         13,785
                                                                 -------------  -------------
     Total Operating Expenses                                          349,485        594,839
                                                                 -------------  -------------
Loss from Operations                                                  (576,235)    (1,262,833)
Other Income (Expense)                                                      89         41,557
                                                                 -------------  -------------
Loss before Income Taxes                                              (576,146)    (1,221,276)
Provision for Income Taxes                                                   -              -
                                                                 -------------  -------------
Net Loss                                                              (576,146)    (1,221,276)

Other Comprehensive Income
   Change in derivative related to note conversion                   2,402,259     (2,748,947)
                                                                 -------------  -------------
Comprehensive Loss                                               $   1,466,113  $  (3,970,223)
                                                                 =============  =============
Preferred Stock Dividends                                              (13,040)       (12,050)
                                                                 -------------  -------------
Net Loss available to Common Shareholders                        $    (589,186) $  (1,233,326)
                                                                 =============  =============
Loss per weighted-average share of common stock outstanding, computed on net loss available to common shareholders -
   basic and fully diluted                                       $       (0.03) $       (0.29)
                                                                 =============  =============
Weighted-average number of
   common shares outstanding                                        23,015,580      4,270,491
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

                   American Ammunition, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                  (Restated)     (Restated)
                                                                 Three months   Three months
                                                                    ended          ended
                                                                   March 31,      March 31,
                                                                     2007           2006
                                                                 -------------  -------------
Cash flows from operating activities
   Net loss for the period                                       $    (576,146) $  (1,221,276)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                    64,742        171,377
       Expenses paid with common stock                                       -         18,325
       (Increase) Decrease in
         Accounts receivable                                           173,644        341,193
         Inventory                                                    (124,035)       134,753
         Prepaid expenses, deposits and other                            2,202         (8,147)
       Increase (Decrease) in
         Customer deposits                                            (102,111)             -
         Accounts payable - trade                                       50,009        196,275
         Other accrued expenses                                         44,501        (17,813)
                                                                 -------------  -------------
     Net cash (used in) operating activities                          (467,194)      (385,313)
                                                                 -------------  -------------

Cash flows from investing activities
   Purchase of property and equipment                                  (41,376)       (31,025)
                                                                 -------------  -------------
     Net cash (used in) investing activities                           (41,376)       (31,025)
                                                                 -------------  -------------
Cash flows from financing activities
   Cash received on working capital advance                                  -         50,000
   Cash received from sale of preferred stock                                -        250,000
   Cash paid to acquire capital                                              -        (50,000)
                                                                 -------------  -------------
     Net cash provided by financing activities                                        275,000
                                                                 -------------  -------------
Increase (Decrease) in Cash                                           (508,570)      (141,338)

Cash at beginning of period                                          1,209,116        431,050
                                                                 -------------  -------------
Cash at end of period                                            $     700,546  $     289,712
                                                                 =============  =============
Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                                $           -  $       4,525
                                                                 =============  =============
     Income taxes paid for the period                            $           -  $           -
                                                                 =============  =============
Supplemental disclosure of non-cash investing and
  financing activities
     Issuance of common stock to pay accrued interest            $           -  $      17,261
                                                                 =============  =============
     Issuance of common stock to pay accrued dividends           $       4,874  $           -
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


Note C - Going Concern Uncertainty - Continued

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


Note D - Summary of Significant Accounting Policies - Continued

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

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note E - Correction of an Error - Continued

The errors discovered by management relate directly to the accounting for and recording various conversion features and warrants as follows:

                                                                   Three months     Three months
                                                                       ended            ended
                                                                 March 31, 2007   March 31,  2006
                                                                 --------------   ---------------
Net Loss, as previously restated and reported                    $     (566,565)  $    (1,108,192)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
     Operating expenses: Interest expense recognized
       from beneficial conversion discount feature on
       notes payable to shareholders and other affiliates                (9,581)         (113,084)
                                                                 --------------   ---------------
   Total effect of changes on Loss from Operations and Net Loss          (9,581)         (113,084)
                                                                 --------------   ---------------
Net Loss, as restated                                            $     (576,146)  $    (1,221,276)
                                                                 ==============   ===============
Net loss available to common stockholders, as
 previously reported                                             $     (579,605)  $    (1,120,242)

Effect of the correction of an error
   Total effect as shown above                                           (9,581)         (113,084)
                                                                 --------------   ---------------
Net Loss available to common stockholders, as restated           $     (589,186)  $    (1,233,326)
                                                                 ==============   ===============

Earnings per share, as previously reported                       $        (0.02)  $         (0.26)
Total effect of changes                                                   (0.01)            (0.03)
                                                                 --------------   ---------------
Earnings per share, as restated                                  $        (0.03)  $         (0.29)
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


Note G - Inventory

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


Note I - Loans from Shareholders

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


Note K - Convertible Debenture

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") on October 4, 2002 for the sale of: (i) $250,000 in convertible debentures; and (ii) warrants to buy 30,000,000 shares of the Company's common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to the Company, the funds of which were allocated towards the principal balance of our convertible debentures.

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


Note K - Convertible Debenture - Continued

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

On September 13, 2006, the Company received from La Terraza Trading and Asset Management Ltd. (the "Investor") $2,150,000 for the Company's use and benefit, the funds of which were distributed as follows:

1. $585,000 was paid to La Jolla to acquire for the Investor a full and complete assignment of any and all of La Jolla's right, title and interest in any and all of the Company's indebtedness to La Jolla and specifically including La Jolla's rights under the active SB-2 Registration Statement for the issuance and registration of securities thereunder; the Company's consent to the foregoing subject to the right of the Company to prepay any and all indebtedness thereunder in the Company's common stock, without penalty, at any time before or after default.
2. $275,000 to be used by the Company to redeem and satisfy in full the Series E Preferred Stock funded by third party investors on or about July 12, 2006, including a prepayment redemption penalty of $25,000.
3. $215,000 payable as fees to Capital Investment Services, Inc. ("CIS") for locating, negotiating and closing the funding.
4. $100,000 to repay in full, without interest, an unsecured bridge loan from the Investor to the Company dated and funded on August 25, 2006.
5.   $275,000 released to the Company for working capital.
6. The balance of $700,000, to be retained in escrow and disbursed to the Company for payment in reduction of the assigned La Jolla debenture and required warrant exercised thereunder, until the debenture and warrant obligations are satisfied in full in accordance with the terms of the assigned La Jolla documents.

The financing transaction requires the Company to deposit in escrow with CIS for later delivery a total of 11,470,000 shares of its common stock (to be held as unissued and not outstanding) to guarantee availability of stock as required for the reduction of the debenture and satisfaction of warrant obligations. The Escrow agreement calls for the Escrow Agent to release such shares for delivery in accordance with the terms of the Company's pending SB-2 Registration Statement currently on file with the Securities and Exchange Commission and in accordance with the terms and conditions of the Financing Agreement dated September 2006 entered into between the Company and the the Investor, and only after reasonable notification thereof to the Company prior to delivery of any such certificates. Disbursement and distribution of shares shall only be made in accordance with the terms of the applicable SB-2 registration.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note K - Convertible Debenture - Continued

The Investor and/or the selling stockholder agreed to restrict its ability to convert or exercise its warrants and receive shares of the Company's common stock such that the number of shares held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of the Company's common stock. The agreement also calls for an additional 5,000,000 shares of the Company's restricted common stock to be deposited in a separate escrow to be used for any other expenses and compensation to third parties that may be agreed upon between the Investor and the Company for future services to advance the Company's overall business. In addition, the Company granted the Investor 600,000 warrants exercisable at the lesser of $0.1875 per share or the average closing price per share for the common stock during the twelve (12) month period prior to the date of exercise, such warrants exercisable at any time on or before five (5) years from and after July 24, 2006. All shares required to be escrowed have in fact been deposited in escrow on September 26, 2006, as required.

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


Note M - Preferred Stock Transactions - Continued

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


Note M - Preferred Stock Transactions - Continued

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


Note M - Preferred Stock Transactions - Continued

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


Note N - Common Stock Transactions

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


Note N - Common Stock Transactions - Continued

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

In September 2006, the Company issued approximately 275,229 shares of its Restricted/unregistered common stock, valued at approximately $22,018, to an existing stockholder, as payment of accrued interest associated with approximately $975,000 of short-term working capital loans to the Company and reimbursement of direct public relation expenses. The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As the per share value of this transaction was substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $118,348 on this transaction.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note N - Common Stock Transactions - Continued

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

On December 27, 2006, the Company issued an additional 5,333,335 shares of common stock to La Terraza for gross proceeds of approximately $1,000,000. The Company paid placement fees of approximately $100,000 in connection with the sale of these securities. As the per share value of this transaction was

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


Note N - Common Stock Transactions - Continued

Calendar 2006 Transactions - continued

substantially less than the "fair value" of the Company's common stock, per the closing price of the Company's common stock on the transaction date, the Company recognized "consulting expense related to the issuance of common stock at less than "fair value" in the amount of approximately $1,136,000 on this transaction.

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


Note O - Stock Warrants

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


Note O - Stock Warrants - Continued

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


Note P - Rental Commitments

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


Note P - Rental Commitments - Continued

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


Note Q - Income Taxes

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


Note Q - Income Taxes - Continued

The Company's income tax expense (benefit) for the three month periods ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months  Three months
                                                        ended         ended
                                                       March 31,     March 31,
                                                         2007          2006
                                                     ------------  ------------
Statutory rate applied to loss before income taxes   $   (192,600) $   (376,800)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Imputed interest on derivative liability from
       warrants and convertible notes                       3,300        38,000
     Other, including reserve for deferred tax asset      192,600       376,800
                                                     ------------  ------------
       Income tax expense                            $          -  $          -
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


Note R - Contingent Liability

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

Restatement issues

     The March 31, 2007 and 2006 financial statements have been restated to account for the derivative liability that was incurred in connection with the common stock conversion features and the warrants issued with certain notes payable.

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

     We recognized a net loss of approximately $(576,000) and $(946,000) for the respective three month periods ended March 31, 2007 and 2006, respectively, or $(0.03) and $(0.29) per share. We wish to note that the loss per share includes the effect of our 1 for 20 reverse stock split on January 9, 2006.

Liquidity And Capital Resources

     As of March 31, 2007, December 31, 2006 and March 31, 2006, respectively, we had working capital of approximately $296,000, $684,000 and $(1,604,000). Our working capital position continues to fluctuate based on collections on our trade accounts receivable. We anticipate that we have sufficient inventory levels to support our order demand and have access to raw material suppliers that will enable us to receive raw materials for future periods. We also note that at the end of 2006, we renegotiated $1,075,000 in notes payable to existing shareholders to long-term status with renewed maturity dates of December 31, 2008. Due to this relationship, these notes may or may not be renegotiated, repaid in common stock of the Company or otherwise reclassified prior to their maturity on December 31, 2008.

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


ITEM 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the quarter ended March 31, 2007. As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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