Form 10QSB/A
period 2007-06-30
AMERICAN AMMUNITION INC/FL
filed 2007-10-22
CIK 1123648

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

Part I
Item 1 - Financial Statements

                   American Ammunition, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2007 and 2006
                                   (Unaudited)

                                                                                                   (Restated)
                                                                                June 30, 2007   June 30, 2006
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $     141,989   $     250,413
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $-0- and $10,000, respectively                              301,490         241,954
   Inventory                                                                          350,350         426,676
   Prepaid interest                                                                                   226,169
   Prepaid expenses                                                                    87,700          55,324
                                                                                -------------   -------------
     Total Current Assets                                                             881,529       1,200,536
                                                                                -------------   -------------
Property and Equipment - at cost                                                            -               -
                                                                                -------------   -------------
Other Assets                                                                          208,765         294,424
                                                                                -------------   -------------
TOTAL ASSETS                                                                    $   1,090,294   $   1,494,960
                                                                                =============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Working capital advance                                                      $           -   $     200,000
   Convertible debenture                                                                    -         226,365
   Customer deposits                                                                  134,637         188,020
   Accounts payable - trade                                                           725,155         804,847
   Accrued Federal excise taxes payable                                                23,563               -
   Accrued salaries and wages                                                         488,904         337,648
   Accrued interest payable                                                            74,650          30,162
   Accrued dividends payable                                                           88,228          71,221
                                                                                -------------   -------------
     Total Current Liabilities                                                      1,535,137       1,858,263
                                                                                -------------   -------------

Long-Term Liabilities
   Notes payable to stockholders                                                    1,075,000       1,075,000
                                                                                -------------   -------------
   Derivative liability from note conversion features                               3,146,963       3,229,770
                                                                                -------------   -------------
     Total Long-Term Liabilities                                                    4,221,963       4,307,770
                                                                                -------------   -------------
     Total Liabilities                                                              5,757,100       6,163,033
                                                                                -------------   -------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized.
     2,004,562 and 2,072,902 shares issued and outstanding, respectively                2,004           2,072
   Common stock - $0.001 par value.
     300,000,000 shares authorized.
     23,029,320 and 5,122,931 shares issued and outstanding, respectively              23,029           5,123
   Additional paid-in capital                                                      33,709,835      26,039,482
   Accumulated other comprehensive loss                                            (2,377,593)     (2,652,018)
   Accumulated deficit                                                            (35,851,615)    (27,887,732)
                                                                                -------------   -------------
                                                                                   (4,494,340)     (4,493,073)
   Stock subscription receivable                                                            -        (175,000)
                                                                                -------------   -------------
     Total Stockholders' Equity (Deficit)                                          (4,494,340)     (4,668,073)
                                                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   1,262,760   $   1,494,960
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


Note J - Convertible Debenture

On October 4, 2002, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla") for the sale of: (I) $250,000 in convertible debentures; and (ii) warrants to purchase 30,000,000 shares of the Company's common stock. On March 13, 2003 and May 6, 2003, La Jolla advanced an aggregate of $350,000 to the Company, the funds of which were allocated towards the principal balance of our convertible debentures.

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
                                                 ===========    ===========

In addition to retiring the debenture, the Company repaid $200,000 in prepaid warrant exercises and approximately $158,635 in negotiated prepayment and penalty fees, both of which represented an aggregate payment of $585,000.

                   American Ammunition, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006

Note J - Convertible Debenture-Continued

Additionally, the Company recognized a charge to operations, including the aforementioned $158,635 cash payment of approximately $354,450 for the issuance of 56,003 shares of common stock to La Jolla and the forgiveness of $175,000 in monies due from La Jolla for common stock issued on warrant exercises in prior periods.

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

In May 2005, we entered into an additional addendum to the convertible debenture and warrant whereby the Company agreed to the following:

* The Company shall deposit 4,000,000 unregistered shares in the name of LaJolla with the Company's Escrow Agent and, upon confirmation of receipt, LaJolla will wire the Company $150,000 as an advance on the $400,000 amount that LaJolla was obligated to fund pursuant to the December 2004 Addendum. In the event that the Company's Registration Statement was not declared effective within nine (9) months of the date of this Addendum, the 4,000,000 shares in escrow will be released to LaJolla and sold by LaJolla according to Rule 144 of the Securities Act of 1933. If LaJolla sells these shares for net sales proceeds of more than $150,000 (without interest accruing on this amount), the excess over $150,000 will be refunded to the Company.
* The maturity date of the convertible debenture and warrant was extended to June 31, [sic], 2007.
*    All other terms and conditions remain in full force and effect.

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