Form 10KSB/A
period 2006-12-31
AMERICAN AMMUNITION INC/FL
filed 2007-10-30
CIK 1123648

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


                     Security Ownership of Beneficial Owners

                                          Shares of
                                          Common Stock         Percent of Common
Name and Address of Beneficial Owner    Beneficially Owned     Stock Outstanding
--------------------------------------------------------------------------------

Capital Investment Services
Irrevocable Trust Escrow*
145 Almeria
Coral Gables FL 33134                        21,803,335              76.8%


National Business Investors
2300 Palm Beach Lakes Blvd., Suite 218
West Palm Beach, FL  33409                    1,268,181               8.4%
----------

     Total 23,071,516 85.2% * In our Form 10-KSB and Form 10-KSB/A for the period ending December 31, 2006, that had been filed on April 16, 2007 and May 1, 2007, respectively, we listed Alistair Tait Snowie as holding 5,900,000 of our shares of common stock or 25.643% of our issued and outstanding shares of common stock. As detailed under Item 5, Other Information, of our Form 10-QSB for the period ending June 30, 2007, we commenced an inquiry in our about June 2007 to determine whether the terms of both the La Terraza Agreement and the Escrow Agreement had been adhered to by La Terraza and Capital Investment, and to determine whether the terms of our SB-2 Registration Statement had been complied with. As part of that inquiry and based on records we received from our transfer agent, we determined that Capital Investment Services had improperly and illegally instructed our transfer agent to issue, among other such issuances: (a) 5,500,000 free trading shares to Alistair Snowie in certificated form, which had been so issued on December 4, 2006; (b) 1,835,000 free trading shares to RFP Development in certificated form, which had been so issued on December 4, 2006; (c) 689,545 free trading shares to Revim Development in certificated form, which had been so issued on December 4, 2006; (d) 4,800,000 restricted shares to La Terraza, which had been so issued on June 7, 2007; and
(e) 45,455 restricted shares to Manuel Lugo, which had been so issued on June 7, 2007. All of the share issuances specified in (a) - (e) immediately above, which in the aggregate equal 21,803,335 shares, constitute unauthorized and illegal issuances because: (i) the September 6, 2006 financing agreement between La Terraza and us specified that such shares would be issued only in connection with expenses and as compensation to third parties, the use of which would be agreed upon by La Terraza and us for services to advance our business; and (ii) La Terraza never agreed with us in advance regarding any of the matters specified in (i) including the expenses, compensation to third parties, and the services; and (iii) no consideration or any services were tendered by La Terraza or any third party on their behalf to us in connection with the 4,800,000 restricted shares issued to La Terraza. As further detailed in our Form 10-QSB for the period ending June 30, 2007, we further determined that among other such issuances, the issuances specified in (a) - (e) constituted breaches of the terms of our agreements with La Terreza and Capital Investment Services, including that we received no notification prior to such issuances or thereafter, and each of the issuances violated the terms of our SB-2, which La Terraza and Capital Investment had agreed to -- most importantly, that each such issuance from September 26, 2006 to June 7, 2007, individually and cumulatively, had violated the term of our SB-2 that prohibited distribution and disbursement of 4.9% or more of our outstanding common stock. Based on the foregoing, we have amended the above Beneficial Ownership Chart to eliminate all of the share issuances specified in (a) - (e) that had previously been reflected in the Beneficial Ownership Charts contained in our Form 10-KSB and Form 10-KSB/A for the period ending December 31, 2006, that had been filed on April 16, 2007 and May 1, 2007, respectively, and included such shares under the Capital Investment Services Irrevocable Trust Escrow ownership.

                        Security Ownership of Management

                                            Shares of
Name and Address of                       Common Stock         Percent of Common
Director or Executive Officer           Beneficially Owned     Stock Outstanding
--------------------------------------------------------------------------------
Andres F. Fernandez,
President/Chief Executive Officer              277,932             0.009%

J. A. Fernandez, Sr.,
Chairman of the Board (1)                      819,534             0.029%

Maria A. Fernandez, Director                    13,000             0.001%

Emilio D. Jara, Secretary/Director               2,713             0.000%

All executive officers and directors
 as a group (4) persons                      1,113,179             0.039%
-----------------------
(1) Includes 605,000 shares owned by our Chairman of the Board, J.A. Fernandez, Sr. and 214,095 owned by his wife, Amelia C. Fernandez, both of whom live in the same household.

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

Dated: October 30, 2007          By:   /s/ Andres F. Fernandez
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

Dated: October 30, 2007         By:   /s/ Andres F. Fernandez
       ------------------           -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: October 30, 2007         By:   /s/ J. A. Fernandez, Sr.
       ------------------          ------------------------------------
                                     J. A. Fernandez, Sr.
                                     Chairman, Director of Sales,
                                     and Director

Dated: October 30, 2007         By:   /s/ Emilio D. Jara
       ------------------           ------------------------------
                                     Emilio D. Jara.
                                     Vice President - Operations,
                                     Corporate Secretary and Director

Dated: October 30, 2007         By:   /s/ Maria A. Fernandez
       ------------------            ----------------------------------
                                     Maria A. Fernandez,
                                     Director