Form 10KSB/A
period 2006-12-31
AMERICAN AMMUNITION INC/FL
filed 2007-11-16
CIK 1123648

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

                            American Ammunition, Inc.
                         Annual Report on Form 10-KSB/A
                          Year ended December 31, 2006

                                Table of Contents

                                                                           Page
PART I

ITEM 1   Description of Business                                             4
ITEM 2   Description of Property                                            14
ITEM 3   Legal Proceedings                                                  14
ITEM 4   Submission of Matters to a Vote of Security Holders                15

Part II

ITEM 5   Market for Company's Common Stock and Related Stockholders Matters 15
ITEM 6   Management's Discussion and Analysis or Plan of Operation          16
ITEM 7   Financial Statements                                               20
ITEM 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                       20
ITEM 8A    Controls and Procedures                                          20

Part III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act             21
ITEM 10    Executive Compensation                                           24
ITEM 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                               24
ITEM 12    Certain Relationships and Related Transactions                   25
ITEM 13    Exhibits and Reports on 8-K                                      25
ITEM 14    Principal Accountant Fees and Services                           25

Index to Consolidated Financial Statements                                 F-1

Signatures                                                                  59

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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on April 10, 2007. Subsequent to the date of that Report, Management determined that the Company's accounting for certain notes payable to shareholders and other affiliated parties with embedded conversion features and warrant issues. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital and debt issues with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; "Accounting for Derivative Instruments and Hedging Activities". Accordingly, these matters created a situation requiring the restatement of the Company's financial statements as of and for the year ended December 31, 2006 and 2005. The results of these findings resulted in an additional charges of approximately $462,000 and $125,000 to operations, with which we concur.

Accordingly, no further reliance should be placed on our Report dated April 10, 2007.

/s/ S. W. HATFIELD
S. W. HATFIELD, CPA

Dallas, Texas
September 17, 2007

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

Dated: November 16, 2007          By:   /s/ Andres F. Fernandez
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

Dated: November 16, 2007         By:   /s/ Andres F. Fernandez
       ------------------           -----------------------------------
                                     Andres F. Fernandez
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Dated: November 16, 2007         By:   /s/ J. A. Fernandez, Sr.
       ------------------          ------------------------------------
                                     J. A. Fernandez, Sr.
                                     Chairman, Director of Sales,
                                     and Director

Dated: November 16, 2007         By:   /s/ Emilio D. Jara
       ------------------           ------------------------------
                                     Emilio D. Jara.
                                     Vice President - Operations,
                                     Corporate Secretary and Director

Dated: November 16, 2007         By:   /s/ Maria A. Fernandez
       ------------------            ----------------------------------
                                     Maria A. Fernandez,
                                     Director